Form 10-K
period 2017-05-31
INFINITY DISTRIBUTION INC.
filed 2017-08-31
CIK 1646916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________to

Commission File Number: 000-54739

INFINITY DISTRIBUTION, INC.
(Exact name of registrant as specified in its charter)

_________________
Nevada	47-3900562
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

3311 S. Rainbow Blvd., #135, Las Vegas, NV	89146
(Address of principal executive offices)	(Zip Code)

(702) 581-4063
(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☐	Smaller Reporting Company	☐

(Do not check if a smaller reporting company) Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There were 10,540,000 shares of Common Stock issued and outstanding as of August 28, 2017.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. When used in this Annual Report on Form 10-K, the words "may," "could," "estimate," "intend," "continue," "believe," "expect" or "anticipate" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Annual Report on Form 10-K. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Annual Report on Form 10-K. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Annual Report on Form 10-K. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

• inability to raise additional financing for working capital;
• inability to identify new customers;
• deterioration in general or regional economic, market and political conditions;
• the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;
• changes in accounting principles generally accepted in the United States of America (“U.S. GAAP”) or in the legal, regulatory and legislative environments in the markets in which we operate;
• inability to efficiently manage our operations;
• inability to achieve future operating results;
• our ability to recruit and hire key employees;
• the inability of management to effectively implement our strategies and business plans; and
• the other risks and uncertainties detailed in this report.

In this form 10-K references to "Infinity Distribution", "the Company", "we," "us," and "our" refer to Infinity Distribution, Inc.

 AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt of a written request to us at Infinity Distribution, Inc., 3311 S. Rainbow Blvd., #135, Las Vegas, NV 89146.

 PART I

Item 1. Business

History and Organization

Our company Infinity Distribution was incorporated on May 8, 2015 in the State of Nevada in the United States of America, with an established end of fiscal year of May 31.  Director of our company Raul Mansueto and Josefa Gerona were born in the Philippines and for the last 25 years have been working in management positions. As of today our company does not have any revenues, we possess minimal assets and have already incurred losses since incorporation.  We are a development-stage company created with the intent to offer a variety of services designed to assist Philippine exporters, small or large, which have a competitive product or service in terms of price, quality, delivery and after-sales service, whatever the size of the transaction to find clients in the United States. To the greatest extent possible, given its corporate purpose of providing and encouraging assistance in support of Philippine export trade.

Implications of Being an “Emerging Growth Company

As a public reporting company with less than $1.0 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” under the Jumpstart our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of certain reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. In particular, as an emerging growth company we:

·	are not required to obtain an attestation report from our auditors on our management’s assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;

·
are not required to provide a detailed narrative disclosure discussing our compensation principles, objectives and elements and analyzing how those elements fit with our principles and objectives (commonly referred to as “compensation discussion and analysis);

·
are not required to obtain a non-binding advisory vote from our stockholders on executive compensation or golden parachute arrangements (commonly referred to as the “say-on-pay,” “say-on-frequency” and “say-on-golden-parachute” votes);

·	are exempt from certain executive compensation disclosure provisions requiring a pay-for-performance graph and CEO pay ratio disclosure;

·	may present only two years of audited financial statements and only two years of related Management’s Discussion & Analysis of Financial Condition and Results of Operations, or MD&A;

·	are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act; and

·	are exempt from any PCAOB rules relating to mandatory audit firm rotation and any requirement to include an auditor discussion and analysis narrative in our audit report.

We intend to take advantage of all of these reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act. Our election to use the phase-in periods may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the phase-in periods under §107 of the JOBS Act.

Certain of these reduced reporting requirements and exemptions were already available to us due to the fact that we also qualify as a “smaller reporting company” under SEC rules. For instance, smaller reporting companies are not required to obtain an auditor attestation report regarding management’s assessment of internal control over financial reporting; are not required to provide a compensation discussion and analysis; are not required to a pay-for-performance graph or CEO pay ratio disclosure; and may present only two years of audited financial statements and related MD&A disclosure.

Under the JOBS Act, we may take advantage of these reduced reporting requirements and exemptions for up to five years after our initial sale of common equity pursuant to a registration statement declared effective under the Securities Act of 1933, or such earlier time that we no longer meet the definition of an emerging growth company. In this regard, the JOBS Act provides that we would cease to be an “emerging growth company” if we have more than $1.0 billion in annual revenues, have more than $700 million in market value of our common stock held by non-affiliates, or issue more than $1.0 billion of non-convertible debt over a three-year period. Furthermore, under current SEC rules we will continue to qualify as a “smaller reporting company” for so long as we (1) have a public float (i.e., the market value of common equity held by non-affiliates) of less than $75 million as of the last business day of our most recently completed second fiscal quarter; or (2) for so long as we have a public float of zero, have annual revenues of less than $50 million during our most recently completed fiscal year.

Investors should be aware that we will be subject to the "Penny Stock" rules adopted by the Securities and Exchange Commission, which regulate broker-dealer practices in connection with transactions in Penny Stocks. These regulations may have the effect of reducing the level of trading activity, if any, in the secondary market for our stock, and investors in our common stock may find it difficult to sell their shares.

Business of Issuer

GENERAL

Our company Infinity Distribution was incorporated on May 8, 2015 in the State of Nevada in the United States of America, with an established end of fiscal year of May 31.  Director of our company Raul Mansueto and Josefa Gerona were born in the Philippines and for the last 25 years have been working in management positions. As of today our company does not have any revenues, we possess minimal assets and have already incurred losses since incorporation.  We are a development-stage company created with the intent to offer a variety of services designed to assist Philippine exporters, small or large, which have a competitive product or service in terms of price, quality, delivery and after-sales service, whatever the size of the transaction to find clients in the United States. To the greatest extent possible, given its corporate purpose of providing and encouraging assistance in support of Philippine export trade.

We have developed 12 months business plan, to attract potential business partners. In the beginning we may not be able to provide enough revenue to cover expenses for company presentation during first 12 months.  We plan to be aggressive with our business plan from the first month depending on the level of funds we raise.  Our directors will provide for covering initial administrative expenses using their personal assets.

Total estimated amount of assets necessary for our business start-up is $82,500. We need  assets to cover  general running and  administrative  expenses,  for business  development and marketing, auxiliary   materials,   to  cover   expenses   connected  with  company  public presentation.

Depending on the amount of finance attracted, our company will consider possibility of expansion to major Philippine cities.

TARGET MARKET

Our services are unique enough to get any market segments interested.  We can determine two different directions our services can cover - corporate and private.

By corporate we mean large and small companies, which Infinity Distribution can assist them in the development of domestic and export trade in the United States and also assist in the Philippine capacity to engage in that trade and to respond to international business opportunities

By private we mean any new private or small company with limited budget that cannot afford representation in the United States, Infinity Distribution can assist in exposing their products to a larger market they would never have the opportunity to achieve.

Infinity Distribution is able to offer any type of client the support to meet their very special requirements.

MARKETS

Essentially, consumer market of INFINITY DISTRIBUTION includes any person or any company willing to have their product identified to potential business partners, provide information on doing business in the United States, and launch their company into this market. Infinity Distribution would expose their branded products of grocery foods, dry goods such as toiletries, cosmetics and household cleaning products. Foodservice: we expose them to catering services of institutional distributors, airlines and airport, hospitals, hotels, ship chandler, and industrial catering of our dried fruits and nuts, coconut, pineapple, tuna, sauces, creamers, and beverages fit for the requirements of cooks and chefs. We intend to communicate the value of a product, service or brand to potential customers, for the purpose of promoting or selling that product, service, or brand. The main purpose is to increase sales of the product and profits of the company.

MARKETING

Our marketing campaign consists of several directions.

First of all we will start out with marketing techniques including choosing target markets through market analysis and market segmentation, as well as understanding our customer needs and advertising a product's value to the potential purchasing customer.

Launch of our e-commerce ready web-site, banners on popular websites and advertisements in social networks will be the second step of our campaign in the Philippines and the United States.

Besides aforesaid we will send our commercial quotations to events, PR and advertising agencies,  which can raise customer awareness and attract new partners.

Upon raising 2/3 and more of intended amount we shall advertise our product in media, on radio, TV and on billboards in the Philippines and the United States.  Such marketing action will raise awareness among people and companies and increase customers trust in our company.

In the course of our campaign we shall contact PR departments of large and developing companies and offer our services.  We are ready to offer a reasonable discounts at the beginning to get established. All discounts will be determined per deal.  As we are small and developing-stage company, we will be of high interest among such companies with our competitive price and high-quality services.

This marketing campaign is designed to attract many clients and develop a strong reputation of high-quality, diligent and inexpensive services.  Hopefully, our clients will readily recommend us to others.

LEASE AGREEMENT

Infinity Distribution has signed a lease agreement as of this filing. If Infinity Distribution raises 100% of the offering they have budgeted $6,000 for office space for $550 per month. Our address is 3311 S. Rainbow Blvd Ste. 135, Las Vegas, Nevada 89146; our phone number is 1-702-581-4063.
COMPETITION

Competition at the chosen market of export service advising is relatively high. There exist many large companies offering various ranges of similar services in every geographic market we have picked for operation.  Such companies will make it difficult for us to develop easily, as they will be our direct competitors.  Many of such companies are large enough to provide clients with services at a lower price, besides they already have best practice in client attraction.  We may probably lose our business while competing with companies like that.

Infinity Distribution has not yet entered the market, but we have spoken to Philippine companies.  As soon as we start operations, we’ll become one of many participants of this business direction. Some of the competing companies have more finance, experience and management skills. Therefore, we appear in competitively unfavorable position as soon as we enter the market with our services, which makes it more complicated for us to achieve success in our market.  Due to that, Infinity Distribution may possibly not make its place at the market.

INSURANCE

We do not maintain any insurance, other than general liability, and do not intend to maintain insurance in the future.  As we do not have insurance, and if we are made a party of products liability action, we may not have sufficient funds to defend the litigation.  In that case, judgment could be rendered against us, which could cause us to cease operations.

EMPLOYEES

We currently have no employees, other than our two Directors - Raul Mansueto, who will initially perform all work in the organization of our business and Josefa Gerona our Secretary who will assist him.

GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to our business in any jurisdiction which we would conduct activities.  We do not believe that regulation will have a material impact on the way we conduct our business.

Item 1A. Risk Factors

RISK FACTORS RELATING TO OUR FINANCIAL CONDITION

1. WE HAVE NO OPERATING HISTORY AND LIMITED HISTORICAL FINANCIAL INFORMATION UPON WHICH YOU MAY EVALUATE OUR PERFORMANCE.

We have no operating history and we are subject to all risks inherent in a developing business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered developing a business enterprise and the competitive environment in which we operate. You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages of research and business development. We may not be able to successfully address these risks and uncertainties or successfully implement our operating and acquisition strategies. If we fail to do so, it could materially harm our business to the point of having to cease operations and could impair the value of our preferred and common stock to the point that the investors may lose their entire investment. Even if we accomplish these objectives, we may not be able to generate positive cash flows or profits that we anticipate in the future.

2. OUR AUDITORS HAVE MADE REFERENCE TO THE SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN, THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO CONTINUE AS A GOING CONCERN.

Our financial statements included with this Annual Report for the year ended May 31, 2017 have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended May 31, 2017. Because the Company has been issued an opinion by our auditors that substantial doubt exists as to whether the Company can continue as a going concern, it may be more difficult for the Company to attract investors. Since our auditors have raised a substantial doubt about our ability to continue as a going concern, this typically results greater difficulty to obtain loans than businesses that do not have a qualified auditors opinion. Additionally, any loans we might obtain may be on less advantageous terms. Our future is dependent upon our ability to obtain financing and upon future profitable operations from our business. We plan to seek additional funds through private placements of our preferred and common stock. You may be investing in a company that will not have the funds necessary to continue to deploy its business strategies. If we are not able to achieve sufficient revenues or find financing to cover our expenses, then we likely will be forced to cease operations and investors will likely lose their entire investment.

3. WE MAY NOT BE ABLE TO ATTAIN PROFITABILITY WITHOUT ADDITIONAL FUNDING, WHICH MAY BE UNAVAILABLE.

For the period from inception (May 8, 2015) through the year end for May 31, 2017, we experienced a cumulative net loss of $(486,699). Our ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient financing to continue its development and operational activities. The ability to achieve profitable operations is in direct correlation to our ability to generate revenues or raise sufficient financing. It is important to note that even if the appropriate financing is received, there is no guarantee that we will ever be able to operate profitably or derive any significant revenues from its operation. If we are unable to obtain additional funding, we may be forced to cease operations.

COMPANY RISK FACTORS

4. WE ARE IN A HIGHLY COMPETITIVE MARKET WITH A SMALL NUMBER OF BUSINESS OPPORTUNITIES. THERE IS A RISK THAT WE WOULD BE AN INSIGNIFICANT PARTICIPANT AMONG OTHER COMPANIES WITH LARGER FINANCIAL RESOURCES.

The Company is and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us.

Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies

5. THE REQUIREMENT OF AUDITED FINANCIAL STATEMENTS MAY DISQUALIFY POTENTIAL BUSINESS OPPORTUNITIES.

Management believes that any potential business opportunity must provide audited financial statements for review for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with us, rather than incur the expenses associated with preparing audited financial statements.

 6. THE NATURE OF OUR OPERATIONS IS HIGHLY SPECULATIVE.

The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criteria. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm and numerous other factors beyond our control.

7. THERE MAY BE A POSSIBLE INABILITY TO FIND SUITABLE EMPLOYEES.

In order to implement our business plan, management recognizes that additional staff will be required. No assurances can be given that we will be able to find suitable employees that can support our needs or that these employees can be hired on favorable terms. We do not plan to hire any additional employees until our cash flows can justify the expense.

8. MANAGEMENT CONTROLS A LARGE BLOCK OF OUR COMMON STOCK THAT WILL ALLOW THEM TO CONTROL THE COMPANY.

As of August 28, 2017, our Management owns 10,000,000 common shares.  As a result, Management will have the ability to control substantially all matters submitted to our stockholders for approval including:

a)      election of our board of directors;

b)      removal of any of our directors;

c)      amendment of our Articles of Incorporation or bylaws; and

d)     adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

 As a result of their ownership and positions, this shareholder has the ability to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by our director and executive officer could affect the market price of our preferred and common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in the Company may decrease. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Investors will own a minority percentage of the Company's common stock and will have minority voting rights. Investors will not have the ability to control either the vote of the Company's Shareholders or Board of Directors.

9. WE WILL INCUR INCREMENTAL COSTS AS A RESULT OF OPERATING AS A PUBLIC COMPANY.

Since we are a full reporting company with the U. S. Securities and Exchange Commission, we will incur additional legal, accounting and other expenses. Moreover, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. There may be further increases if and when we are no longer an "emerging growth company." Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We project that the total incremental operating expenses of being a public company will be approximately $45,000 for 2017. The incremental costs are estimates, and actual incremental expenses could be materially different from these estimates. Unless we can generate sufficient revenues and profits, we may not be able to absorb the costs of being a public company.

 10. AS A RESULT OF OPERATING AS A PUBLIC COMPANY OUR MANAGEMENT WILL BE REQUIRED TO DEVOTE SUBSTANTIAL TIME TO NEW COMPLIANCE INITIATIVES.

As a public company, we will incur significant legal, accounting and other expenses that we would not incur as a private company. There may be further increases if and when we are no longer an "emerging growth company". The Sarbanes-Oxley Act of 2002, the Dodd-Frank Act of 2010, and rules subsequently implemented and yet to be implemented by the U. S. Securities and Exchange Commission have imposed and will impose various new requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly, particularly after we are no longer an "emerging growth company." For example, we expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to maintain the same or similar coverage.

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management, as required by Section 404 of the Sarbanes-Oxley Act. Compliance will require us to increase our general and administrative expense in order to pay added compliance personnel, outside legal counsel and consultants to assist us in, among other things, external reporting, instituting and monitoring a more comprehensive compliance function and board governance function, establishing and maintaining internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, and preparing and distributing periodic public reports in compliance with our obligations under the U.S. federal securities laws. We currently do not have an internal audit group, and we will evaluate the need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, the market price of our stock could decline.

However, for as long as we remain an "emerging growth company" as defined in the Jumpstart Our Business Startups Act of 2012, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies" including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earliest of (a) the last day of our fiscal year during which we have total annual gross revenues of at least $1.0 billion; (b) the last day of our fiscal year ending after the fifth anniversary of the first sale of our common equity securities under an effective registration statement; (c) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (d) the date on which we are deemed to be a "large accelerated filer" under the Exchange Act.

11. WE ARE AN “EMERGING GROWTH COMPANY” AND OUR ELECTION TO DELAY ADOPTION OF NEW OR REVISED ACCOUNTING STANDARDS APPLICABLE TO PUBLIC COMPANIES MAY RESULT IN OUR FINANCIAL STATEMENTS NOT BEING COMPARABLE TO THOSE OF SOME OTHER PUBLIC COMPANIES. AS A RESULT OF THIS AND OTHER REDUCED DISCLOSURE REQUIREMENTS APPLICABLE TO EMERGING GROWTH COMPANIES, OUR SECURITIES MAY BE LESS ATTRACTIVE TO INVESTORS.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we intend to take advantage of exemptions from certain reporting requirements available to “emerging growth companies” under that Act, including but not limited to not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (relating to the effectiveness of our internal control over financial reporting), reduced disclosure obligations regarding executive compensation in our periodic reports and any proxy statements we may be required to file, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can delay the adoption of certain accounting standards until those standards would apply to private companies.

We are electing to delay such adoption of new or revised accounting standards and, as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies that are not “emerging growth companies.” Consequently, our financial statements may not be comparable to the financial statements of other public companies. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” In this regard, we will remain an “emerging growth company” for up to five years after the first sale of our common equity securities under an effective registration statement, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any November 30 before that time, we would cease to be an “emerging growth company” as of the next following May 31.

We cannot predict if investors will find our securities less attractive due to our reliance on these exemptions. If investors were to find our securities less attractive as a result of our election, we may have difficulty raising funds in future offerings

12. WE DO NOT HAVE INSURANCE AND, THEREFORE, LIABILITY WE INCUR COULD HAVE SUBSTANTIAL IMPACT ON OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have limited capital and, therefore, we do not currently have a policy of insurance against liabilities arising out of the negligence of our officer and director and/or arising from deficiencies in any of our business operations. Even assuming we obtained insurance, there is no assurance that such insurance coverage would be adequate to satisfy any potential claims made against us, our officers and directors, or our business operations or assets. Any such liability which might arise could be substantial and would likely exceed our total assets. However, our Articles of Incorporation and Bylaws provide for indemnification of officers and directors to the fullest extent permitted under Nevada law. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officer and controlling persons, it is the opinion of the U. S. Securities and Exchange Commission that such indemnification is against public policy, as expressed in the Act, and is therefore, unenforceable.

13. WE ARE CURRENTLY REPORTING AS A NON-SHELL REGISTRANT AS DEFINED in RULE 12B-2 OF THE SECURITIES AND EXCHANGE ACT DESPITE HAVING LIMITED REVENUE SINCE INCEPTION.

The Company received a favorable legal opinion supporting our position as a non-shell company from outside legal counsel and continue to believe we qualify as a non-shell company as defined through the Jumpstart our Business Startup Act of 2012.  However, since we have generated limited revenue since inception, the Securities and Exchange Commission may challenge our non-shell status at some point in the future.  We can provide no assurance as to a favorable outcome upon a regulatory review or the potential impact on certain shareholders’ ability to freely trade their common stock and the effect it may have on our stock price.

 RISK FACTORS RELATING TO OUR PREFERRED AND COMMON STOCK.

14. WE HAVE NEVER DECLARED DIVIDENDS ON OUR COMMON STOCK AND DO NOT PLAN TO DO SO IN THE FORESEEABLE FUTURE.

We intend to retain any future earnings to finance the operation and expansion of its business and do not anticipate paying any cash dividends in the foreseeable future. As a result, stockholders will need to sell shares of common stock in order to realize a return on their investment, if any. You should not rely on an investment in our Company if you require dividend income. The only possibility of any income to investors would come from any rise in the market price of your stock, which is uncertain and unpredictable.

A holder of common stock will be entitled to receive dividends only when, as, and if declared by the Board of Directors out of funds legally available therefore. We have never issued dividends on our common stock. Our Board of Directors will determine future dividend policy based upon our results of operations, financial condition, capital requirements, and other circumstances.

15. HOLDERS OF OUR PREFERRED AND COMMON STOCK HAVE A RISK OF POTENTIAL DILUTION IF WE ISSUE ADDITIONAL SHARES OF PREFERRED AND/OR COMMON STOCK IN THE FUTURE.

Although our Board of Directors intends to utilize its reasonable business judgment to fulfill its fiduciary obligations to our then existing stockholders in connection with any future issuance of our common stock, the future issuance of additional shares of our preferred and common stock would cause immediate, and potentially substantial, dilution to the net tangible book value of those shares of preferred and common stock that are issued and outstanding immediately prior to such transaction. Any future decrease in the net tangible book value of our issued and outstanding shares could have a material effect on the market value of the shares.

16. IF WE FAIL TO MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROLS, WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD AND AS A RESULT, INVESTORS MAY BE MISLED AND LOSE CONFIDENCE IN OUR FINANCIAL REPORTING AND DISCLOSURES, AND THE PRICE OF OUR PREFERRED AND COMMON STOCK MAY BE NEGATIVELY AFFECTED.

The Sarbanes-Oxley Act of 2002 requires that we report annually on the effectiveness of our internal control over financial reporting. A "significant deficiency" means a deficiency or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the Company's financial reporting. A "material weakness" is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As of May 31, 2017 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover "material weaknesses" in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Failure to provide effective internal controls may cause investors to lose confidence in our financial reporting and may negatively affect the price of our preferred and common stock. Moreover, effective internal controls are necessary to produce accurate, reliable financial reports and to prevent fraud. If we have deficiencies in our internal controls over financial reporting, these deficiencies may negatively impact our business and operations.

17. LOW-PRICED STOCKS MAY AFFECT THE RESELL OF OUR SHARES.

Penny Stock Regulation Broker-dealer practices in connection with transactions in "Penny Stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risk associated with the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock; the broker-dealer must make a written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to the penny stock rules.

18. THE MARKET PRICE OF OUR COMMON STOCK MAY BE HIGHLY VOLATILE, AND YOU COULD LOSE ALL OR PART OF YOU INVESTMENT.

The trading price of our common stock is likely to be volatile. This volatility may prevent you from being able to sell your shares at or above the price you paid for your shares. Our stock price could be subject to wide fluctuations in response to a variety of factors, which include:

ð	actual or anticipated fluctuations in our quarterly or annual financial results;
ð	additional needs for financing;
ð	announcements by us or our competitors of significant acquisitions, strategic partners, joint ventures or capital commitments;
ð	sales of our commons stock or other securities in the open market;
ð	additions or departures of key personnel;
ð	failure of any of our initiatives;
ð	regulatory or political developments;
ð	changes in accounting principles or methodologies;
ð	litigation or governmental investigations;
ð	negative publicity about us in the media and online;
ð	general financial market conditions or events; and
ð	other events or factors, many of which are beyond our control.

Additionally, in recent years the stock market in general, and the penny stock markets in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect our stock price, regardless of our operating performance. In the past, class action litigation often has been brought against companies following periods of volatility in the market price of those companies common stock. If we become involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on shareholders’ investments in our stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company's corporate headquarters are located at: 3311 S. Rainbow Blvd., #135, Las Vegas, NV 89146. The Company does not own any real property.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Infinity Distribution Common Stock, $0.001 par value, has not yet been cleared for quotation on the OTC-QB.

There have been no trades of the Company’s stock, and there are no assurances that a market will ever develop for the Company's stock.

(b) Holders of Common Stock

As of August 28, 2017, there are approximately thirty four (34) holders of record of our Common Stock,

(c) Dividends

In the future we intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of board of directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plans

There are no outstanding grants or rights or any equity compensation plan in place.

(e) Recent Sales of Unregistered Securities

No shares were issued during the fiscal years ending May 31, 2017. However, during the year ended May 31, 2016, the Company sold 540,000 shares of common stock for cash of $54,000.

(f) Issuer Purchases of Equity Securities

During the year ended May 31, 2017, we repurchased 10,000 shares of common stock for $1,000.  As of the date of this filing the shares have not been cancelled. We did not repurchase any of our equity securities during the year ending May 31, 2016.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview of Current Operations

We were incorporated on May 8, 2015 as Infinity Distribution, Inc., a Nevada corporation. We consider ourselves to be an emerging growth company under applicable federal securities laws and will be subject to reduced public company reporting requirements. The Company is planning to import and export furniture, cacoa and home goods.

 RESULTS OF OPERATIONS

For the fiscal years ended May 31, 2017 and May 31, 2016, the Company recognized no revenues.

For the fiscal year ended May 31, 2017, the Company incurred total operating expenses of $200,399, which consists of $395 in depreciation, $153,750 in executive compensation, $15,596 in general and administrative expenses, and $30,658 in professional fees. This compares to the fiscal year ended May 31, 2016, where the Company incurred total operating expenses of $227,723, which consisted of $394 in depreciation, $156,500 in executive compensation, $24,476 in general and administrative expenses, and $46,353 in professional fees.

For the fiscal year ended May 31, 2017, the Company had other income (expense) of $(4,575), as compared to the prior fiscal year when the Company had other income (expense) of $(29,611), which consists of interest expense – related party.

For the fiscal year ended May 31, 2017, the Company had a loss applicable to common shareholders of $(204,974) or $(0.02) per common share basic and diluted, as compared to a loss applicable to common shareholders of $(257,334) or $(0.02) per common share for the year ended May 31, 2016.

During the year ended May 31, 2017, the Company used net cash of $(48,880) in operations, no cash was used in investing activities and $46,600 was provided by financing activities. During the year ended May 31, 2016, the Company used net cash of $(76,490) in operations, $2,761 was used in investing activities and $54,000 was provided by financing activities.

 Going Concern

Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations.

Therefore, management plans to raise equity capital to finance the operating and capital requirements of the Company. While the Company is devoting its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

Summary of any product research and development that we will perform for the term of our plan of operation.

At this time, the Company has no product research, nor development taking place. As such, research is not required at this time.

Expected purchase or sale of plant and significant equipment

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees

As of August 28, 2017, we have two employees who also serve as our officers. We are dependent upon our officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2017, the Company had $2,430 cash on hand. At the same date, the Company had total current liabilities of $436,703.

Management intends to raise additional debt or equity financing to fund ongoing operations and for necessary working capital. However, there is no assurance that such financing plans will be successful or be obtained in amounts sufficient to meet the Company’s needs.

Notwithstanding, the Company anticipates generating losses and therefore may be unable to continue operations in the future. The Company anticipates it will require additional capital in order to develop its business. The Company may use a combination of equity and/or debt instruments or enter into a strategic arrangement with a third party. Management has yet to find a solution to its funding requirements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Revenue Recognition: The Company recognizes revenue related to product sales when (i) persuasive evidence of the arrangement exists, (ii) shipment has occurred, (iii) the fee is fixed or determinable, and (iv) collectability is reasonably assured.

Recent Pronouncements

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 for complying with new or revised accounting standards. This means that an “emerging growth company” can delay the adoption of certain accounting standards until those standards would apply to private companies. We are electing to delay such adoption of new or revised accounting standards and, as a result, we may not comply with new or revised accounting standards at the same time as other public reporting companies that are not “emerging growth companies.”

In addition, we intend to rely on other exemptions from reporting and disclosure requirements that are offered by the JOBS Act, including (i) an exemption from the need to provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, and (ii) an exemption from the need to comply with any PCAOB requirement regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and our financial statements (auditor discussion and analysis). These exemptions will apply for a period of five years following our first sale of common equity securities under an effective registration statement or until we no longer qualify as an “emerging growth company,” whichever is earlier. For further information regarding disclosure and other exemptions available to us under the JOBS Act, please see “Prospectus Summary—The Company—Implications of Being an Emerging Growth Company.”

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements

Infinity Distribution, Inc.
Financial Statements

PCAOB Registered Auditors – www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Infinity Distribution Inc.

We have audited the accompanying balance sheet of Infinity Distribution Inc. as of May 31, 2016 and the related statements of income, stockholders’ equity (deficit), and cash flows for the year ended May 31, 2016. Infinity Distribution Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Infinity Distribution Inc. as of May 31, 2016 and the related statements of income, stockholders’ equity (deficit), and cash flows for the year ended May 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenues, has negative working capital at May 31, 2016, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
December 9, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Infinity Distribution Inc.

We have audited the accompanying balance sheet of Infinity Distribution Inc. as of May 31, 2017 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended May 31, 2017.  Infinity Distribution Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Infinity Distribution Inc. as of May 31, 2017, and the results of its operations and its cash flows for the year ended May 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenues, has negative working capital at May 31, 2017, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AMC Auditing

AMC Auditing
Las Vegas, Nevada
August 28, 2017

INFINITY DISTRIBUTION, INC.
BALANCE SHEETS
(audited)

	May 31,	May 31,
	2017	2016
ASSETS

Current assets:
Cash	$2,430	$4,710
Prepaid expenses	30,000	40,000
Inventory	6,052	-
Total current assets	38,482	44,710

Fixed assets, net	1,972	2,367

Total assets	$40,454	$47,077

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$415	$6,425
Accounts payable - related party	7,645	7,509
Accrued executive compensation	279,955	126,905
Accrued interest payable - related party	9,588	5,013
Notes payable	1,000	-
Notes payable - related party	46,600	-
Convertible debt - related party, net of discount	91,500	91,500
Total current liabilities	436,703	237,352

Total liabilities	436,703	237,352

Stockholders' deficit:
Common stock, $0.001 par value, 100,000,000 shares
authorized, 10,540,000 and 10,540,000 shares issued and
10,530,000 and 10,540,000 oustanding
as of May 31, 2017 and 2016, respectively	10,540	10,540
Additional paid in capital	80,910	80,910
Treasury stock	(1,000)	-
Accumulated deficit	(486,699)	(281,725)
Total stockholders' equity	(396,249)	(190,275)

Total liabilities and stockholders' equity	$40,454	$47,077

See Accompanying Notes to Financial Statements.

INFINITY DISTRIBUTION, INC.
STATEMENT OF OPERATIONS
(audited)

	For the	For the
	year ended	year ended
	May 31,	May 31,
	2017	2016

Revenue	$-	$-

Operating expenses:
Depreciation	395	394
Executive compensation	153,750	156,500
General and administrative	15,596	24,476
Professional fees	30,658	46,353
Total operating expenses	200,399	227,723

Other expense:
Interest expense - related party	(4,575)	(29,611)
Total other expense	(4,575)	(29,611)

Net loss	$(204,974)	$(257,334)

Weighted average number of common
shares outstanding - basic	10,532,274	10,303,579

Net loss per share - basic	$(0.02)	$(0.02)

See Accompanying Notes to Financial Statements.

INFINITY DISTRIBUTION, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
(audited)

					Additional
					Paid			Total
	Preferred Shares		Common Shares		In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity
Balance, May 31, 2015	-	$-	10,000,000	$10,000	$27,450	$-	$(24,391)	$13,059

May 31, 2016
Issuance of common stock for cash	-	-	540,000	540	53,460	-	-	54,000

Net loss	-	-	-	-	-	-	(257,334)	(257,334)

Balance, May 31, 2016	-	$-	10,540,000	$10,540	$80,910	$-	$(281,725)	$(190,275)

May 31, 2017
Purchase treasury stock	-	-	-	-	-	(1,000)	-	-

Net loss	-	-	-	-	-	-	(204,974)	(204,974)

Balance, May 31, 2017	-	$-	10,540,000	$10,540	$80,910	$(1,000)	$(486,699)	$(395,249)

See Accompanying Notes to Financial Statements.

INFINITY DISTRIBUTION, INC.
STATEMENT OF CASH FLOWS
(audited)

	For the	For the
	year ended	year ended
	May 31,	May 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(204,974)	$(257,334)
Adjustments to reconcile net income
to net cash used in operating activities:
Stock issued for services	-	-
Amortization of beneficial conversion feature	-	25,023
Depreciation	395	394
Changes in operating assets and liabilities:
Decrease in prepaid expenses	10,000	20,000
(Increase) in inventory	(6,052)	-
(Decrease) in accounts payable	(6,010)	(3,575)
Increase in accounts payable - related party	136	7,509
Increase in accrued executive compensation	153,050	126,905
Increase in accrued interest payable - related party	4,575	4,588

Net cash used in operating activities	(48,880)	(76,490)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(2,761)

Net cash used in investing activities	-	(2,761)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	2,000	-
Proceeds from notes payable - related party	54,300	-
Repayments for notes payable - related party	(8,700)	-
Proceeds from the sale of common stock	-	54,000
Payments for purchase of treasury stock	(1,000)	-

Net cash provided by financing activities	46,600	54,000

NET CHANGE IN CASH	(2,280)	(25,251)

CASH AT BEGINNING OF PERIOD	4,710	29,961

CASH AT END OF PERIOD	$2,430	$4,710

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See Accompanying Notes to Financial Statements.

INFINITY DISTRIBUTION, INC.
NOTES TO FINANCIAL STATEMENTS
(AUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization
The Company was incorporated on May 8, 2015 (Date of Inception) under the laws of the State of Nevada, as Infinity Distribution, Inc.

Nature of operations
The Company is planning to import and export furniture, cacoa and home goods.

Year end
The Company’s year end is May 31.

Cash and cash equivalents
For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Inventory
Inventories are stated at the lower of cost (average cost) or market (net realizable value).  As of May 31, 2017, the Company had raw materials of $6,052.

Fixed assets
The Company records all property and equipment at cost less accumulated depreciation.  Improvements are capitalized while repairs and maintenance costs are expensed as incurred.  Depreciation is calculated using the straight-line method over the estimated useful life of the assets or the lease term, whichever is shorter.  Leasehold improvements include the cost of the Company’s internal development and construction department.  Depreciation periods are as follows:

Furniture and equipment	7 years

Revenue recognition
We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

The Company will record revenue when it is realizable and earned and the services have been rendered to the customers.

Advertising costs
Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the years ended May 31, 2017 and 2016.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2017 and 2016. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

INFINITY DISTRIBUTION, INC.
NOTES TO FINANCIAL STATEMENTS
(AUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments (continued)
Level 1: The preferred inputs to valuation efforts are “quoted prices in active markets for identical assets or liabilities,” with the caveat that the reporting entity must have access to that market.  Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.

Level 2: FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

Level 3: If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as “unobservable,” and limits their use by saying they “shall be used to measure fair value to the extent that observable inputs are not available.” This category allows “for situations in which there is little, if any, market activity for the asset or liability at the measurement date”. Earlier in the standard, FASB explains that “observable inputs” are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

Stock-based compensation
The Company records stock based compensation in accordance with the guidance in ASC Topic 505 and 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached by the FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

Earnings per share
The Company follows ASC Topic 260 to account for the earnings per share. Basic earning per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

INFINITY DISTRIBUTION, INC.
NOTES TO FINANCIAL STATEMENTS
(AUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes
The Company follows ASC Topic 740 for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of May 31, 2017 and 2016, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material affect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of May 31, 2017 and 2016, no income tax expense has been incurred.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through August 2017 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (May 8, 2015) through the period ended May 31, 2017 of ($486,699). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

INFINITY DISTRIBUTION, INC.
NOTES TO FINANCIAL STATEMENTS
(AUDITED)

NOTE 2 – GOING CONCERN (CONTINUED)

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – PREPAID EXPENSES

As of May 31, 2017 and 2016, the Company had prepaid expenses totaling $30,000 and $40,000, respectively.  The prepaid professional fees will be expensed based on estimated percentage of completion for the services.  During the years ended May 31, 2017 and 2016, the Company recorded amortization of $10,000 and $20,000, respectively.

NOTE 4 – FIXED ASSETS

The following is a summary of fixed assets:

	May 31,	May 31,
	2017	2016
Furniture and equipment	$2,761	$2,761
Fixed assets, total	2,761	2,761
Less: accumulated depreciation	(789)	(394)
Fixed assets, net	$1,972	$2,367

Depreciation expense for the years ended May 31, 2017 and 2016 was $395 and $394, respectively.

NOTE 5 – NOTES PAYABLE

During the year ended May 31, 2017, the Company received loans totaling $2,000 and the Company repaid a total of $1,000.  The loan is due upon demand and bears 0% interest.

NOTE 6 – NOTES PAYABLE – RELATED PARTY

During the year ended May 31, 2017, the Company received loans totaling $50,950 from an officer, director and shareholder of the Company and the Company repaid a total of $5,000.  The loan is due upon demand and bears 0% interest.  As of May 31, 2017, the balance owed was $45,950.

During the year ended May 31, 2017, the Company received loans totaling $3,350 from an officer, director and shareholder of the Company and the Company repaid a total of $2,700.  The loan is due upon demand and bears 0% interest.

NOTE 7 – CONVERTIBLE DEBT – RELATED PARTY

On April 24, 2015, the Company executed a convertible promissory note with an officer and director for $35,000.  The unsecured note bears interest at 5% per annum with principal and interest due on the earlier of March 19, 2016 or the next equity financing.  The debt is convertible at a discount of 30% of the price per share of the securities sold in the next equity financing.  The debt discount was valued at $10,500 and was recorded to additional paid in capital and will be amortized over the life of the loan. As of the date of this filing, the loans are in default.

INFINITY DISTRIBUTION, INC.
NOTES TO FINANCIAL STATEMENTS
(AUDITED)

On May 8, 2015, the Company executed a convertible promissory note with an officer and director for $35,000.  The unsecured note bears interest at 5% per annum with principal and interest due on the earlier of March 19, 2016 or the next equity financing.  The debt is convertible at a discount of 30% of the price per share of the securities sold in the next equity financing.  The debt discount was valued at $10,500 and was recorded to additional paid in capital and will be amortized over the life of the loan. As of the date of this filing, the loans are in default.

On May 11, 2015, the Company executed a convertible promissory note with an officer and director for $21,500.  The unsecured note bears interest at 5% per annum with principal and interest due on the earlier of March 19, 2016 or the next equity financing.  The debt is convertible at a discount of 30% of the price per share of the securities sold in the next equity financing.  The debt discount was valued at $6,450 and was recorded to additional paid in capital and will be amortized over the life of the loan. As of the date of this filing, the loans are in default.

Interest expense for the years ended May 31, 2017 and 2016 was $4,575 and $4,588, respectively.  Amortization of the beneficial conversion feature for the years ended May 31, 2017 and 2016 was $0 and $25,023, respectively.

NOTE 8 – INCOME TAXES

At May 31, 2017 and 2016, the Company had a federal operating loss carryforwards of approximately $487,000 and $282,000, respectively, which begins to expire in 2035.

Components of net deferred tax assets, including a valuation allowance, are as follows at May 31, 2017 and 2016:

	2017	2016
Deferred tax assets:
Net operating loss carryforward	$170,000	$99,000
Total deferred tax assets	170,000	99,000
Less: Valuation allowance	(170,000)	(99,000)
Net deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of May 31, 2017 and 2016 was $170,000 and $99,000, respectively, which will begin to expire in 2035.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of May 31, 2017 and 2016 and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at May 31, 2017 and 2016:

	2017	2016
Federal statutory rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(0.00)%	(0.00)%
Change in valuation allowance	35.0%	35.0%
Effective tax rate	0.0%	0.0%

INFINITY DISTRIBUTION, INC.
NOTES TO FINANCIAL STATEMENTS
(AUDITED)

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock.

Common stock
During the year ended May 31, 2016, the Company sold 540,000 shares of common stock for cash of $54,000.

During January 2017, the Company repurchased 10,000 shares of common stock from an investor for $1,000.

NOTE 10 – WARRANTS AND OPTIONS

As of May 31, 2017 and 2016, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 11 – RELATED PARTY TRANSACTIONS

As of May 31, 2017 and 2016, the Company had accounts payable totaling $7,645 and $7,509, due to two officers, directors and shareholders.

As of May 31, 2017, the Company had loans totaling $46,600 due to officers and directors.

As of May 31, 2017 and 2016, the Company had loans totaling $91,500 and $91,500, respectively, and accrued interest totaling $9,588 and $5,013, respectively, due to an officer and director.  As of the date of this filing, the loans are in default.

During the years ended May 31, 2017 and 2016, the Company had executive compensation for two officers totaling $153,750 and $156,500, respectively.  As of May 31, 2017 and 2016, the accrued executive compensation balance was $279,955 and $126,905, respectively.

NOTE 12 – SUBSEQUENT EVENTS

During the months ended June and July 2017, the Company issued 150,000 shares of common stock to three investors for $15,000.

Effective July 1, 2017, the Company agreed to compensate its officers at a rate of $15,000 and $8,000 per month of which 50% is due in cash and 50% is due in shares of common stock.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of May 31, 2017, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in rules promulgated under the Exchange Act, is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer and affected by our Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

• pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

• provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our Board of Directors; and

• provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable, not absolute, assurance that the objectives of the control system are met and may not prevent or detect misstatements. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process, and it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Further, over time control may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2017. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal controls over financial reporting were not effective as of May 31, 2017.

A "material weakness" is defined under SEC rules as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis by the company's internal controls. As a result of management's review that were completed related to the preparation of management's report on internal controls over financial reporting required for this annual report on Form 10-K, management concluded that we had material weaknesses in our control environment and financial reporting process consisting of the following:

1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and

2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended May 31, 2017. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management Plan to Remediate Material Weaknesses

Management is pursuing the implementation of corrective measures to address the material weaknesses described below. In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us. Additionally, we will create written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements

We believe the remediation measures described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to diligently and vigorously review our financial reporting controls and procedures. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify, or in appropriate circumstances not to complete, certain of the remediation measures described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") released an updated version of its Internal Control - Integrated Framework ("2013 Framework"), Initially issued in 1992, the original framework ("1992 Framework") provided guidance to organizations to design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 2013 Framework is intended to improve upon systems of internal control over external financial reporting by formalizing the principles embedded in the 1992 Framework, incorporating business and operating environment changes and increasing the framework ease of use and application. The 1992 Framework remained available until December 15, 2014, after which it was superseded by the 2013 Framework. As of May 31, 2017, the Company transitioned to the 2013 Framework. The Company did not experience significant changes to its internal control over financial reporting as a result from the transition to the 2013 Framework.

This annual report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this report.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

(a) Identification of Directors and Executive Officers.

The following table sets forth certain information regarding our current directors and executive officers. Our executive officers serve one-year terms.

Name	Age	Positions and Offices Held

Raul Mansueto	67	Chief Executive Officer and Director

Josefa Gerona	48	Chief Financial Officer and Director

Raul Mansueto – CEO

2011-2015	CEO of Cloracks Corporation

2001-2012	Certified General Appraisal Practitioner

1989-2000	Nevada Power Company Corporate Tax Accountant and property Tax Consultant

1987-1988	American Office Equipment Controller

A resident of Las Vegas, Nevada, 27 years.  Became American citizen in 1993, and a practitioner in the field of accounting, appraisal, assessment and valuation.  A certified public accountant in the Philippines with 40+ years of experience in management, audit, banking, finance, budget, taxation, real estate litigation consulting, valuation, and appraisal consulting.  Mr. Mansueto had worked 11 years for the Nevada Power Company in the property tax arena and earned an Assessment Administration Specialist professional designation from the International Association of Assessing Officer (IAAO).  He also achieved a Nevada State certified designation of Property Tax Appraiser, Certified General Appraiser (active status), and a licensed Real Estate Agent (active).  He has a mammoth of experience in international and consolidation accounting, controllership, finance, and taxation while working with multi-national firms such as; Dow Chemical Company, South East Asia region, SATCO Galaxy Catering Services in Kingdom of Saudi Arabia, Avery Dennison – Pasadena, California, and American Office Equipment (Minolta) in Las Vegas, Nevada.  Earned a Bachelors Degree in Accounting from the University of San Jose – Recoletos, Philippines in 1966.  Licensed as a CPA in the Philippines 1971.  State Certified Appraiser in Nevada 1992 and Certified General Appraiser in 1998.

Josefa Gerona – CFO

2011-2015	Director and Acting CFO, Cloracks Corporation

2009-2013	Director, Clores Stand Inc.

2006-2008	Property Management Specialist, Grace Armstrong Inc

Born in 1965 and educated in Legaspi City, Philippines.  Josefa Gerona is our Secretary and Treasurer of Infinity Distribution.  She was the Director and acting CFO of Cloracks Corporation from November 2012 to June 1, 2015. Ms. Gerona was a member of the Board of Directors at the inception of Clores Stand Inc. when it was organized for the production, promotion, and selling of Clores Stand products in 2009. A resident of Las Vegas, Nevada for almost 20 years.  Previously, she worked and/or engaged in the real estate and property management business in the State of Nevada 2006-2008.  She earned a bachelor’s degree in dentistry from Ago Medical and Educational Center – Legaspi City, Philippines in 1987.

 (b) Involvement in Certain Legal Proceedings.

Our director, executive officer and control person have not been involved in any of the following events during the past ten years and which is material to an evaluation of the ability or the integrity of our directors or executive officers:

1. any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2. any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3. being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

4. being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5. any judicial or administrative proceedings resulting from involvement in mail or wire fraud or fraud in connection with any business entity;

6. Any judicial or administrative proceedings based on violations of federal or state securities, commodities, banking or insurance laws and regulations, or any settlement to such actions; and

7. Any disciplinary sanctions or orders imposed by a stock, commodities or derivatives exchange or other self-regulatory organization.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of our common stock, to file initial reports of ownership and reports of changes in ownership with the SEC. Executive officers, directors and greater than ten percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and directors, we believe that as of the date of this report they were not current in their 16(a) reports.

Board of Directors

Our board of directors currently consists of one member. Our director serves one-year terms.

Audit Committee

The company does not presently have an Audit Committee. No qualified financial expert has been hired because the company is too small to afford such expense.

Committees and Procedures

1. The registrant has no standing audit, nominating and compensation committees of the Board of Directors, or committees performing similar functions. The Board acts itself in lieu of committees due to its small size.

2. The view of the board of directors is that it is appropriate for the registrant not to have such a committee because its directors participate in the consideration of director nominees and the board and the company are so small.

3. The members of the Board who acts as nominating committee is not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

4. The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders.

5. The basis for the view of the board of directors that it is appropriate for the registrant not to have such a policy is that there is no need to adopt a policy for a small company.

6. The nominating committee will consider candidates recommended by security holders, and by security holders in submitting such recommendations.

7. There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with a clean background.

8. The nominating committee's process for identifying and evaluation of nominees for director, including nominees recommended by security holders, is to find qualified persons willing to serve with a clean backgrounds. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

Code of Ethics

We have not adopted a Code of Ethics for the Board and any salaried employees.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director's liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Nevada Anti-Takeover Law and Charter and By-law Provisions

The anti-takeover provisions of Sections 78.411 through 78.445 of the Nevada Corporation Law apply to Infinity Distribution. Section 78.438 of the Nevada law prohibits the Company from merging with or selling more than 5% of our assets or stock to any shareholder who owns or owned more than 10% of any stock or any entity related to a 10% shareholder for three years after the date on which the shareholder acquired the Infinity Distribution shares, unless the transaction is approved by Infinity Distribution' Board of Directors. The provisions also prohibit the Company from completing any of the transactions described in the preceding sentence with a 10% shareholder who has held the shares more than three years and its related entities unless the transaction is approved by our Board of Directors or a majority of our shares, other than shares owned by that 10% shareholder or any related entity. These provisions could delay, defer or prevent a change in control of Infinity Distribution.

Item 11. Executive Compensation.

Compensation

The following table sets forth summary executive compensation information for the fiscal years ended May 31, 2017 and May 31, 2016.

Summary Compensation Table

		Fiscal Year	Salary	Bonus	Awards	Compen- sation	Total
Name	Principal Position	Ending May 31	($)	($)	($)	($)	($)

Raul Mansueto	CEO/Director	2017	$96,000	0	0	0	$96,000
		2016	$70,500	0	0	0	$70,500

Josefa Gerona	V.P., Sec.,	2017	$57,750	0	0	0	$57,750
	Treasurer	2016	$43,000	0	0	0	$43,000

We do not maintain key-man life insurance for our executive officer/director. We do not have any long-term compensation plans or stock option plans.

As of the date hereof, there have been no grants of stock options to purchase our Common Stock made to the executive officers named in the Summary Compensation Table.

Stock Option Grants

We did not grant any stock options to the executive officers or directors from inception through the fiscal year end May 31, 2017.

Outstanding Equity Awards

We did not have any outstanding equity awards to the executive officers or directors from inception through fiscal year end May 31, 2017.

Option Exercises

There were no options exercised by our executive officers or directors from inception through fiscal year end May 31, 2017.

Potential Payments upon Termination or Change in Control

We have not entered into any compensatory plans or arrangements with respect to our named executive officer, which would in any way result in payments to such officer because of his resignation, retirement, or other termination of employment with us or our subsidiaries, or any change in control of, or a change in his responsibilities following a change in control.

Director Compensation

We did not pay our directors any compensation during fiscal years ended May 31, 2017 or May 31, 2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on August 28, 2017 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after August 18, 2017 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Infinity Distribution' common stock.

The following table sets forth certain information regarding the beneficial ownership of all shares of the Company’s common stock owned on the Record Date for (i) each person who owns beneficially more than five percent of the outstanding shares of common stock, (ii) each of our directors and named executive officers, and (iii) all directors and officers in a group:

TITLE OF CLASS	NAME OF BENEFICIAL OWNER AND POSITION	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS BEFORE CONVERSION(1)
Common Stock	Raul Mansueto (3)	7,000,000	66.41%

Common Stock	Josefa Gerona (4)	3,000,000	28.46%

DIRECTORS AND OFFICERS AS A GROUP
	(2 persons)	10,000,000	94.88%

(1)   Percent of Class based on 10,540,000 shares of common stock.
(2)  Raul Mansueto, 3311 S. Rainbow Blvd., Suite 135, Las Vegas, Nevada 89146.
(3)  Josefa Gerona, 3311 S. Rainbow Blvd., Suite 135, Las Vegas, Nevada 89146.

We believe that all persons named have full voting and investment power with respect to the shares indicated, unless otherwise noted in the table. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company's Director has contributed office space for our use for all periods presented. There is no charge to us for the space, and the director will not seek compensation for the use of this space.

Our officer and director, Mr. Raul Mansueto can be considered a promoter of Infinity Distribution in consideration of his participation and managing of the business of the company.

Item 14. Principal Accountant Fees and Services.

AMC Auditing served as our principal independent public accountant for reporting fiscal year ending May 31, 2017 and Seale and Beers, CPAs for the fiscal year ended May 31, 2016. The following table shows the fees that we paid or accrued for the audit and other services provided by AMC Auditing and Seale and Beers, CPAs.

	For the Year Ended May 31,	For the Year Ended May 31,
	2017	2016
Audit Fees – AMC Auditing	$8,023	$8,023
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$8,023	$8,023

Audit Fees - includes fees billed and expected to be billed for services performed to comply with Generally Accepted Auditing Standards (GAAS), including the recurring audit of the Company's financial statements for such period included in this Annual Report on Form 10-K and for the reviews of the quarterly financial statements included in the Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission.

Audit-Related Fees - this category consists of fees for assurance and related services by our principal independent registered public accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”. The services for the fees disclosed under this category include consultations concerning financial accounting and reporting standards.

Tax Fees - this category consists of fees for professional services rendered by our principal independent registered public accountant for tax compliance, tax advice, and tax planning.

All Other Fees - this category consists of fees for services provided by our principal independent registered public accountant other than the services described above. The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence.

Audit Committee Policies and Procedures

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. In fiscal year ending May 31, 2017, all fees paid to AMC Auditing were unanimously pre-approved in accordance with this policy.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

(b) 2. Financial Statement Schedules

None.

Item 6 – Exhibits

The following exhibits are filed as part of this registration statement:
			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Articles of Incorporation, as currently in effect		S-1		3.1	08/20/2015
3.2	Bylaws, as currently in effect		S-1		3.2	08/20/2015

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Infinity Distribution, Inc. Registrant

Date: August 31, 2017	/s/ Raul Mansueto
Name: Raul Mansueto
Title: Chief Executive Officer, President, Director, Principal Executive, Financial, and Accounting Officer.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raul Mansueto (Raul Mansueto)	Chairman of the Board, President and Chief Executive Officer (Principal Executive and Financial and Accounting Officer)	August 31, 2017