Form 10-Q
period 2017-08-31
INFINITY DISTRIBUTION INC.
filed 2017-10-16
CIK 1646916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________to

Commission File Number: 000-55018

Infinity Distribution, Inc.
(Exact name of registrant as specified in its charter)

Nevada	47-3900562
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

3311 S. Rainbow Blvd., #135, Las Vegas, NV	89146
(Address of principal executive offices)	(Zip Code)

(702) 581-4063
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐ Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company, defined in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer☐
Non-accelerated filer ☐	Smaller Reporting Company ☑
(Do not check if a smaller reporting company
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There were 10,795,000 shares of Common Stock outstanding as of October 16, 2017.

Table of Contents
Infinity Distribution, Inc.
Index to Form 10-Q
For the Quarterly Period Ended August 31, 2017

Part I. Financial Information
Item 1. Financial Statements

INFINITY DISTRIBUTION, INC.
BALANCE SHEETS
(unaudited)

	August 31,	May 31,
	2017	2017
ASSETS

Current assets:
Cash	$6,194	$2,430
Prepaid expenses	20,000	30,000
Inventory	6,052	6,052
Total current assets	32,246	38,482

Fixed assets, net	1,874	1,972

Total assets	$34,120	$40,454

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$4,681	$415
Accounts payable - related party	-	7,645
Accrued executive compensation	336,455	279,955
Accrued interest payable - related party	10,741	9,588
Notes payable	-	1,000
Notes payable - related party	44,950	46,600
Convertible debt - related party, net of discount	91,500	91,500
Total current liabilities	488,327	436,703

Total liabilities	488,327	436,703

Stockholders' deficit:
Common stock, $0.001 par value, 100,000,000 shares
authorized, 10,805,000 and 10,540,000 shares issued and
10,795,000 and 10,530,000 outstanding
as of August 31, 2017 and May 31, 2017, respectively	10,805	10,540
Additional paid in capital	107,145	80,910
Treasury stock	(1,000)	(1,000)
Accumulated deficit	(571,157)	(486,699)
Total stockholders' equity	(454,207)	(396,249)

Total liabilities and stockholders' equity	$34,120	$40,454

See Accompanying Notes to Financial Statements.

INFINITY DISTRIBUTION, INC.
STATEMENT OF OPERATIONS
(unaudited)

	For the	For the
	three months	three months
	ended	ended
	August 31,	August 31,
	2017	2016

Revenue	$-	$-

Operating expenses:
Depreciation	99	99
Executive compensation	59,500	32,250
General and administrative	3,473	3,314
Professional fees	20,233	450
Total operating expenses	83,305	36,113

Other expense:
Interest expense - related party	(1,153)	(1,153)
Total other expense	(1,153)	(1,153)

Net loss	$(84,458)	$(37,266)

Weighted average number of common
shares outstanding - basic	10,618,098	10,540,000

Net loss per share - basic	$(0.01)	$(0.00)

See Accompanying Notes to Financial Statements.

INFINITY DISTRIBUTION, INC.
STATEMENT OF CASH FLOWS
(unaudited)

	For the	For the
	three months	three months
	ended	ended
	August 31,	August 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(84,458)	$(37,266)
Adjustments to reconcile net income
to net cash used in operating activities:
Depreciation	99	99
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	10,000	-
Increase (decrease) in accounts payable	4,265	(5,650)
(Decrease) in accounts payable - related party	(7,645)	-
Increase in accrued executive compensation	56,500	31,550
Increase in accrued interest payable - related party	1,153	1,153

Net cash used in operating activities	(20,086)	(10,114)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	1,000
Repayments for notes payable	(1,000)	-
Proceeds from notes payable - related party	-	5,000
Repayments for notes payable - related party	(1,650)	-
Proceeds from the sale of common stock	26,500	-

Net cash provided by financing activities	23,850	6,000

NET CHANGE IN CASH	3,764	(4,114)

CASH AT BEGINNING OF PERIOD	2,430	4,710

CASH AT END OF PERIOD	$6,194	$596

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for services	$-	$-

See Accompanying Notes to Financial Statements.

INFINITY DISTRIBUTION, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended May 31, 2017 and notes thereto included in the Company’s annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

Organization
The Company was incorporated on May 8, 2015 (Date of Inception) under the laws of the State of Nevada, as Infinity Distribution, Inc.

Nature of operations
The Company is planning to import and export furniture and home goods.

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

INFINITY DISTRIBUTION, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising costs
Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the three months ended August 31, 2017.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Level 2: Financial Accounting Standards Board (“FASB”) acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

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

Stock-based compensation
The Company records stock based compensation in accordance with the guidance in FASB Accounting Standards Codification (“ASC”) Topic 505 and 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 718-10 and the conclusions reached by the ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by ASC 505-50.

INFINITY DISTRIBUTION, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through October 2017 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred net losses for the three months ended August 31, 2017 of ($84,458). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 2 – PREPAID EXPENSES

As of August 31, 2017, the Company had prepaid expenses totaling $20,000.  The prepaid professional fees will be expensed based on estimated percentage of completion for the services.  During the three months ended August 31, 2017 the Company recorded amortization of $10,000.

NOTE 3 – FIXED ASSETS

The following is a summary of fixed assets:

August 31,
2017
Furniture and equipment	$2,761
Fixed assets, total	2,761
Less: accumulated depreciation	(887)
Fixed assets, net	$1,874

Depreciation expense for the three months ended August 31, 2017 was $99.

INFINITY DISTRIBUTION, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – NOTES PAYABLE

During the three months ended August 31, 2017, the Company repaid $1,000 of the loan.  The loan was due upon demand and bears 0% interest.  As of August 31, 2017, the balance is $0.

NOTE 5 – NOTES PAYABLE – RELATED PARTY

During the three months ended August 31, 2017, the Company repaid a total of $1,000 of the loan to an officer, director and shareholder of the Company.  The loan is due upon demand and bears 0% interest.  As of August 31, 2017, the balance owed was $44,950.

During the three months ended August 31, 2017, the Company repaid a total of $650 of the loan to an officer, director and shareholder of the Company.  The loan is due upon demand and bears 0% interest.  As of August 31, 2017, the balance owed was $0.

NOTE 6 – CONVERTIBLE DEBT – RELATED PARTY

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

Interest expense for the three months ended August 31, 2017 is $1,153.  Amortization of the beneficial conversion feature for the three months ended August 31, 2017 is $0.

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock.

During the three months ended August 31, 2017, the Company sold 265,000 shares of common stock for a total of $26,500.

As of August 31, 2017, the Company had 10,805,000 shares of common stock issued and 10,795,000 shares outstanding.

NOTE 8 – WARRANTS AND OPTIONS

As of August 31, 2017, there were no warrants or options outstanding to acquire any additional shares of common stock.

INFINITY DISTRIBUTION, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 – RELATED PARTY TRANSACTIONS

As of August 31, 2017, the Company had loans totaling $44,950, convertible debt of $91,500 and accrued interest totaling $10,741 due to two individuals who are officers, directors and shareholders.  As of the date of this filing, the convertible debt is in default.

During the three months ended August 31, 2017, the Company had executive compensation for two officers totaling $59,500.  As of August 31, 2017, the accrued executive compensation balance was $336,455.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements. When used in this Quarterly Report on Form 10-Q, the words "anticipate," "believe," "estimate," "will," "plan," "seeks," "intend," and "expect" and similar expressions identify forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in any forward-looking statements are reasonable, these plans, intentions, or expectations may not be achieved. Our actual results, performance, or achievements could differ materially from those contemplated, expressed, or implied, by the forward-looking statements contained in this Quarterly Report on Form 10-Q. Important factors that could cause actual results to differ materially from our forward-looking statements are set forth in this Quarterly Report on Form 10-Q All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements set forth in this Quarterly Report on Form 10-Q. Except as required by federal securities laws, we are under no obligation to update any forward-looking statement, whether as a result of new information, future events, or otherwise.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in, "Management's Discussion and Analysis and Results of Operations", included in our Annual Report on Form 10-K for the period ended May 31, 2017.

Results of Operations

Overview of Current Operations

Infinity Distribution, Inc. was incorporated in the State of Nevada on May 8, 2015, under the name Infinity Distribution, Inc. We consider ourselves to be an emerging growth company under applicable federal securities laws and will be subject to reduced public company reporting requirements. From our inception to date, we have generated no revenues, and our operations have been limited to organizational, start-up, and capital formation activities. Our plan of operation is to engage in the business of offering a variety of services designed to assist Philippine exporters, small or large, which have a competitive product or service in terms of price, quality, delivery and after-sales service, whatever the size of the transaction to find clients in the United States.

GENERAL

Our company Infinity Distribution was incorporated on May 8, 2015 in the State of Nevada United States of America, with an established end of fiscal year of May 31.  Director of our company Raul Mansueto and Josefa Gerona were born in the Philippines and for the last 25 years have been working in management positions. As of today our company does not have any revenues, we possess minimal assets and have already incurred losses since incorporation.  We are a development-stage company created with the intent to offer a variety of services designed to assist Philippine exporters, small or large, which have a competitive product or service in terms of price, quality, delivery and after-sales service, whatever the size of the transaction to find clients in the United States. To the greatest extent possible, given its corporate purpose of providing and encouraging assistance in support of Philippine export trade.

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

By corporate we mean large and small companies, which Infinity Distribution can assist them in the development of domestic and export trade in the United States and also assist in the Philippine capacity to engage in that trade and to respond to international business opportunities.

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

INSURANCE

We do not maintain any insurance and do not intend to maintain insurance in the future.  As we do not have insurance, and if we are made a party of products liability action, we may not have sufficient funds to defend the litigation.  In that case, judgment could be rendered against us, which could cause us to cease operations.

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

Results of Operations for the three months ended August 31, 2017 and for the three months ended August 31, 2016

During the three month period ended August 31, 2017, the Company generated total revenues of $0. In addition, the Company does not expect to generate any profit for the next twelve months.

For the three months ending August 31, 2017, we experienced a net loss of $84,458, as compared to a net loss of $37,266 for the three months ending August 31, 2016. The net loss for the three months ending August 31, 2017 was attributed to $59,500 in executive compensation, $20,233 in professional fees, $3,473 in general & administrative expenses, and $99 in depreciation as compared to $32,250 in executive compensation, $450 in professional fees, $3,314 in general & administrative expenses, and $99 in depreciation for the three months ending August 31, 2016.

Revenues

The Company has generated total revenues of $0 for the three months ended August 31, 2017. As of August 31, 2017, the Company had an accumulated deficit of $571,157. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Plan of Operation

The Company’s plan of operation is to assist Philippine exporters to find customers for their products in the United States. As of August 31, 2017, we had $6,194 cash on hand, $20,000 in prepaid expenses and $6,052 in inventory. Management believes, without any additional funding or revenues, the Company does not have sufficient cash to finance its operations, for a period of twelve months, which estimate includes the additional expenses the Company will incur as a reporting company. We will apply any proceeds from future revenues to help cover our expenditures. At this time, management anticipates it will be required to seek outside funding to keep its business operational for the next twelve months.

If we experience losses in our first year of business operations, we do not believe such losses would prevent us from continuing our operations for our first year, based on our current cash reserves. If and when the time comes that we seek funding, we plan to rely on equity sales of our common shares in order to continue to fund our business operations. And, we would have to issue equity or enter into a strategic arrangement with a third party. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any of additional sales of our equity securities or other financing to fund our business operations. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Future funding could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

Going Concern

Our independent auditors included an explanatory paragraph in their report on the May 31, 2017 audited financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations.

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

We do not anticipate performing any product research and development under our current plan of operation.

Expected purchase or sale of plant and significant equipment.

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.

Significant changes in the number of employees.

As of August 31, 2017, we did not have any employees. We are dependent upon our two officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock. As of August 31, 2017, the Company has 10,805,000 shares of common stock issued and 10,795,000 shares outstanding. As of August 31, 2017, the Company had current assets of $32,246 and current liabilities of $488,327.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. In order for the Company to remain a Going Concern it will need to find additional capital or generate revenues. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders),or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

Management believes the Company has sufficient cash assets to fund its operations and keep the Company fully reporting for the next twelve (12) months, without seeking additional outside funding.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Revenue Recognition: We recognize revenue from product sales once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonable assured.

New Accounting Standards

The Company's management has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our disclosure controls and procedures, as defined in Rule 13a-15(e) and15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the SEC, and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of material weaknesses.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only the management's report in this quarterly report.

PART II. OTHER INFORMATION

Item 1 -- Legal Proceedings

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

Item 1A - Risk Factors

See Risk Factors set forth in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2017 and the discussion in Item 1, above, under "Liquidity and Capital Resources."

Item 2 -- Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 -- Defaults Upon Senior Securities

None.

Item 4 -- Submission of Matters to a Vote of Security Holders

None.

Item 5 -- Other Information

None.

Item 6 -- Exhibits

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Infinity Distribution Registrant

Date: October 16, 2017	/s/ Raul Mansueto
Name: Raul Mansueto
Its: Principal Executive Officer Principal Financial Officer Principal Accounting Officer