Form 10-K/A
period 2017-05-31
INFINITY DISTRIBUTION INC.
filed 2017-12-12
CIK 1646916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Please note that this amended Form 10-K is being filed as a result of the revocation of the registration of Seale and Beers with the Public Company Accounting Oversight Board (PCAOB).AMC Auditing, the Company’s current auditors, have re-audited the year ending May 31, 2016, which had previously been audited by Seale and Beers.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company's corporate headquarters are located at: 3311 S. Rainbow Blvd., #135, Las Vegas, NV 89146. The Company does not own any real property. The administrative office is being provided at no cost by the Officer of the Company. The Officer will not seek reimbursement for providing this administrative space.

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

(f) Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the years ending May 31, 2017 and May 31, 2016.

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

We have audited the accompanying balance sheet of Infinity Distribution Inc. as of May 31, 2016 and the related statements of operations, stockholders’ deficit, and cash flows for the year ended May 31, 2016.  Infinity Distribution Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Infinity Distribution Inc. as of May 31, 2016, and the results of its operations and its cash flows for the year ended May 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has no revenues, has negative working capital at May 31, 2016, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ AMC Auditing

AMC Auditing
Las Vegas, Nevada
November 16, 2017

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

Item 11. Executive Compensation.

Compensation

The following table sets forth summary executive compensation information for the fiscal years ended May 31, 2017 and May 31, 2016.

Summary Compensation Table

		Fiscal Year	Salary	Bonus	Awards	Compen- sation	Total
Name	Principal Position	Ending May 31	($)	($)	($)	($)	($)

Raul Mansueto	CEO/Director	2017	0	0	0	0	0
		2016	0	0	0	0	0

Josefa Gerona	V.P., Sec.,	2017	0	0	0	0	0
	Treasurer	2016	0	0	0	0	0

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

Item 14. Principal Accountant Fees and Services.

AMC Auditing served as our principal independent public accountant for reporting fiscal years ending May 31, 2017 and May 31, 2016. The following table shows the fees that we paid or accrued for the audit and other services provided by AMC Auditing.

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

Infinity Distribution, Inc. Registrant

Date: December 11, 2017	/s/ Raul Mansueto
Name: Raul Mansueto
Title: Chief Executive Officer, President, Director, Principal Executive, Financial, and Accounting Officer.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raul Mansueto (Raul Mansueto)	Chairman of the Board, President and Chief Executive Officer (Principal Executive and Financial and Accounting Officer)	December 11, 2017