Form 10-Q
period 2017-11-30
INFINITY DISTRIBUTION INC.
filed 2018-01-17
CIK 1646916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There were 10,970,000 shares of Common Stock outstanding as of January 16, 2018.

Table of Contents
Infinity Distribution, Inc.
Index to Form 10-Q
For the Quarterly Period Ended November 30, 2017

Part I. Financial Information
Item 1. Financial Statements

INFINITY DISTRIBUTION, INC.
BALANCE SHEETS
(unaudited)

	November 30,	May 31,
	2017	2017
ASSETS

Current assets:
Cash	$761	$2,430
Prepaid expenses	10,000	30,000
Inventory	6,052	6,052
Total current assets	16,813	38,482

Fixed assets, net	1,775	1,972

Total assets	$18,588	$40,454

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$5,038	$415
Accounts payable - related party	-	7,645
Accrued executive compensation	405,455	279,955
Accrued interest payable - related party	11,882	9,588
Notes payable	-	1,000
Notes payable - related party	44,950	46,600
Convertible debt - related party, net of discount	91,500	91,500
Total current liabilities	558,825	436,703

Total liabilities	558,825	436,703

Stockholders' deficit:
Common stock, $0.001 par value, 100,000,000 shares
authorized, 10,970,000 and 10,540,000 shares issued and
10,960,000 and 10,530,000 outstanding
as of November 30, 2017 and May 31, 2017, respectively	10,970	10,540
Additional paid in capital	123,480	80,910
Treasury stock	(1,000)	(1,000)
Accumulated deficit	(673,687)	(486,699)
Total stockholders' equity	(540,237)	(396,249)

Total liabilities and stockholders' equity	$18,588	$40,454

See Accompanying Notes to Financial Statements.

INFINITY DISTRIBUTION, INC.
STATEMENT OF OPERATIONS
(unaudited)

	For the	For the	For the	For the
	three months	three months	six months	six months
	ended	ended	ended	ended
	November 30,	November 30,	November 30,	November 30,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-

Operating expenses:
Depreciation	98	99	197	198
Executive compensation	69,000	40,500	128,500	72,750
General and administrative	6,847	5,125	10,320	8,440
Professional fees	25,444	3,185	45,677	3,635
Total operating expenses	101,389	48,909	184,694	85,023

Other expense:
Interest expense - related party	(1,141)	(1,141)	(2,294)	(2,294)
Total other expense	(1,141)	(1,141)	(2,294)	(2,294)

Net loss	$(102,530)	$(50,050)	$(186,988)	$(87,317)

Weighted average number of common
shares outstanding - basic	10,901,209	10,540,000	10,758,880	10,540,000

Net loss per share - basic	$(0.01)	$(0.00)	$(0.02)	$(0.01)

See Accompanying Notes to Financial Statements.

INFINITY DISTRIBUTION, INC.
STATEMENT OF CASH FLOWS
(unaudited)

	For the	For the
	six months	six months
	ended	ended
	November 30,	November 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(186,988)	$(87,317)
Adjustments to reconcile net income
to net cash used in operating activities:
Depreciation	197	198
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	20,000	-
Increase (decrease) in accounts payable	4,623	(5,542)
(Decrease) in accounts payable - related party	(7,645)	136
Increase in accrued executive compensation	125,500	72,050
Increase in accrued interest payable - related party	2,294	2,294

Net cash used in operating activities	(42,019)	(18,181)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of inventory	-	(2,504)

Net cash used in investing activities	-	(2,504)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	2,000
Repayments for notes payable	(1,000)	-
Proceeds from notes payable - related party	-	16,000
Repayments for notes payable - related party	(1,650)	-
Proceeds from the sale of common stock	43,000	-

Net cash provided by financing activities	40,350	18,000

NET CHANGE IN CASH	(1,669)	(2,685)

CASH AT BEGINNING OF PERIOD	2,430	4,710

CASH AT END OF PERIOD	$761	$2,025

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for services	$-	$-

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

INFINITY DISTRIBUTION, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising costs
Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the six months ended November 30, 2017.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through January 2018 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred net losses for the six months ended November 30, 2017 of ($186,988). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 2 – PREPAID EXPENSES

As of November 30, 2017, the Company had prepaid expenses totaling $10,000.  The prepaid professional fees will be expensed based on estimated percentage of completion for the services.  During the six months ended November 30, 2017 the Company recorded amortization of $20,000.

NOTE 3 – FIXED ASSETS

The following is a summary of fixed assets:

November 30,
2017
Furniture and equipment	$2,761
Fixed assets, total	2,761
Less: accumulated depreciation	(986)
Fixed assets, net	$1,775

Depreciation expense for the six months ended November 30, 2017 was $197.

INFINITY DISTRIBUTION, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – NOTES PAYABLE

During the six months ended November 30, 2017, the Company repaid $1,000 of the loan.  The loan was due upon demand and bears 0% interest.  As of November 30, 2017, the balance is $0.

NOTE 5 – NOTES PAYABLE – RELATED PARTY

During the six months ended November 30, 2017, the Company repaid a total of $1,000 of the loan to an officer, director and shareholder of the Company.  The loan is due upon demand and bears 0% interest.  As of November 30, 2017, the balance owed was $44,950.

During the six months ended November 30, 2017, the Company repaid a total of $650 of the loan to an officer, director and shareholder of the Company.  The loan is due upon demand and bears 0% interest.  As of November 30, 2017, the balance owed was $0.

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

Interest expense for the six months ended November 30, 2017 is $2,294.  Amortization of the beneficial conversion feature for the six months ended November 30, 2017 is $0.

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock.

During the six months ended November 30, 2017, the Company sold 430,000 shares of common stock for a total of $43,000.

As of November 30, 2017, the Company had 10,970,000 shares of common stock issued and 10,960,000 shares outstanding.

NOTE 8 – WARRANTS AND OPTIONS

As of November 30, 2017, there were no warrants or options outstanding to acquire any additional shares of common stock.

INFINITY DISTRIBUTION, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 – RELATED PARTY TRANSACTIONS

As of November 30, 2017, the Company had loans totaling $44,950, convertible debt of $91,500 and accrued interest totaling $11,882 due to an individual who is an officer, director and shareholder.  As of the date of this filing, the convertible debt is in default.

During the six months ended November 30, 2017, the Company had executive compensation for two officers totaling $128,500.  As of November 30, 2017, the accrued executive compensation balance was $405,455.

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

Results of Operations for the three months ended November 30, 2017 and for the three months ended November 30, 2016

During the three month period ended November 30, 2017, the Company generated total revenues of $0. During the three month period ended November 30, 2016, the Company generated total revenues of $0.  In addition, the Company does not expect to generate any profit for the next twelve months.

For the three months ending November 30, 2017, we experienced a net loss of $102,530, as compared to a net loss of $50,050 for the three months ending November 30, 2016. The net loss for the three months ending November 30, 2017 was attributed to $69,000 in executive compensation, $25,444 in professional fees, $6,847 in general & administrative expenses, and $98 in depreciation as compared to $40,500 in executive compensation, $3,185 in professional fees, $5,125 in general & administrative expenses, and $99 in depreciation for the three months ending November 30, 2016.

Results of Operations for the six months ended November 30, 2017 and for the six months ended November 30, 2016

During the six month period ended November 30, 2017, the Company generated total revenues of $0. During the six month period ended November 30, 2016, the Company generated total revenues of $0.  In addition, the Company does not expect to generate any profit for the next twelve months.

For the six months ending November 30, 2017, we experienced a net loss of $186,988, as compared to a net loss of $87,317 for the six months ending November 30, 2016. The net loss for the six months ending November 30, 2017 was attributed to $128,500 in executive compensation, $45,677 in professional fees, $10,320 in general & administrative expenses, and $197 in depreciation as compared to $72,750 in executive compensation, $3,635 in professional fees, $8,440 in general & administrative expenses, and $198 in depreciation for the six months ending November 30, 2016.

Revenues

The Company has generated total revenues of $0 for the six months ended November 30, 2017. As of November 30, 2017, the Company had an accumulated deficit of $673,687. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Plan of Operation

The Company’s plan of operation is to assist Philippine exporters to find customers for their products in the United States. As of November 30, 2017, we had $761 cash on hand, $10,000 in prepaid expenses and $6,052 in inventory. Management believes, without any additional funding or revenues, the Company does not have sufficient cash to finance its operations, for a period of twelve months, which estimate includes the additional expenses the Company will incur as a reporting company. We will apply any proceeds from future revenues to help cover our expenditures. At this time, management anticipates it will be required to seek outside funding to keep its business operational for the next twelve months.

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

As of November 30, 2017, we did not have any employees. We are dependent upon our two officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock. As of November 30, 2017, the Company has 10,970,000 shares of common stock issued and outstanding. As of November 30, 2017, the Company had current assets of $16,813 and current liabilities of $558,825.

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

Infinity Distribution Registrant

Date: January 16, 2018	/s/ Raul Mansueto
Name: Raul Mansueto
Its: Principal Executive Officer Principal Financial Officer Principal Accounting Officer