Form 10-Q
period 2018-02-28
INFINITY DISTRIBUTION INC.
filed 2018-04-23
CIK 1646916

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended February 28, 2018

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
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐ Not Applicable

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

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

There were 10,995,000 shares of Common Stock outstanding as of April 23, 2018.

Table of Contents
Infinity Distribution, Inc.
Index to Form 10-Q
For the Quarterly Period Ended February 28, 2018

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

INFINITY DISTRIBUTION, INC.
BALANCE SHEETS
(unaudited)

	February 28,	May 31,
	2018	2017
ASSETS

Current assets:
Cash	$368	$2,430
Prepaid expenses	10,000	30,000
Inventory	6,052	6,052
Total current assets	16,420	38,482

Fixed assets, net	1,676	1,972

Total assets	$18,096	$40,454

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$13,088	$415
Accounts payable - related party	-	7,645
Accrued executive compensation	474,455	279,955
Accrued interest payable - related party	13,010	9,588
Notes payable	-	1,000
Notes payable - related party	46,950	46,600
Convertible debt - related party, net of discount	91,500	91,500
Total current liabilities	639,003	436,703

Total liabilities	639,003	436,703

Stockholders' deficit:
Common stock, $0.001 par value, 100,000,000 shares
authorized, 10,995,000 and 10,540,000 shares issued and
10,985,000 and 10,530,000 outstanding
as of February 28, 2018 and May 31, 2017, respectively	10,995	10,540
Additional paid in capital	125,955	80,910
Treasury stock	(1,000)	(1,000)
Accumulated deficit	(756,857)	(486,699)
Total stockholders' equity	(620,907)	(396,249)

Total liabilities and stockholders' equity	$18,096	$40,454

See Accompanying Notes to Financial Statements.

INFINITY DISTRIBUTION, INC.
STATEMENT OF OPERATIONS
(unaudited)

	For the	For the	For the	For the
	three months	three months	nine months	nine months
	ended	ended	ended	ended
	February 28,	February 28,	February 28,	February 28,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-

Operating expenses:
Depreciation	99	97	296	295
Executive compensation	69,000	40,500	197,500	113,250
General and administrative	1,913	3,312	12,233	11,752
Professional fees	11,030	11,523	56,707	15,158
Total operating expenses	82,042	55,432	266,736	140,455

Other expense:
Interest expense - related party	(1,128)	(1,128)	(3,422)	(3,422)
Total other expense	(1,128)	(1,128)	(3,422)	(3,422)

Net loss	$(83,170)	$(56,560)	$(270,158)	$(143,877)

Weighted average number of common
shares outstanding - basic	10,962,111	10,540,000	10,825,879	10,540,000

Net loss per share - basic	$(0.01)	$(0.01)	$(0.02)	$(0.01)

See Accompanying Notes to Financial Statements.

INFINITY DISTRIBUTION, INC.
STATEMENT OF CASH FLOWS
(unaudited)

	For the	For the
	nine months	nine months
	ended	ended
	February 28,	February 28,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(270,158)	$(143,877)
Adjustments to reconcile net income
to net cash used in operating activities:
Depreciation	296	295
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	20,000	-
Increase (decrease) in accounts payable	12,673	(4,160)
(Decrease) in accounts payable - related party	(7,645)	136
Increase in accrued executive compensation	194,500	112,550
Increase in accrued interest payable - related party	3,422	3,422

Net cash used in operating activities	(46,912)	(31,634)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of inventory	-	(6,051)

Net cash used in investing activities	-	(6,051)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	2,000
Repayments for notes payable	(1,000)	-
Proceeds from notes payable - related party	2,000	37,350
Repayments for notes payable - related party	(1,650)	(5,000)
Proceeds from the sale of common stock	45,500	-
Payments for purchase of treasury stock	-	(1,000)

Net cash provided by financing activities	44,850	33,350

NET CHANGE IN CASH	(2,062)	(4,335)

CASH AT BEGINNING OF PERIOD	2,430	4,710

CASH AT END OF PERIOD	$368	$375

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for services	$-	$-

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

INFINITY DISTRIBUTION, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising costs
Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the nine months ended February 28, 2018.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred net losses for the nine months ended February 28, 2018 of ($270,158). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 2 – PREPAID EXPENSES

As of February 28, 2018, the Company had prepaid expenses totaling $10,000.  The prepaid professional fees will be expensed based on estimated percentage of completion for the services.  During the nine months ended February 28, 2018 the Company recorded amortization of $20,000.

NOTE 3 – FIXED ASSETS

The following is a summary of fixed assets:

February 28,
2018
Furniture and equipment	$2,761
Fixed assets, total	2,761
Less: accumulated depreciation	(1,085)
Fixed assets, net	$1,676

Depreciation expense for the nine months ended February 28, 2018 was $296.

INFINITY DISTRIBUTION, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – NOTES PAYABLE

During the nine months ended February 28, 2018, the Company repaid $1,000 of the loan.  The loan was due upon demand and bears 0% interest.  As of February 28, 2018, the balance is $0.

NOTE 5 – NOTES PAYABLE – RELATED PARTY

During the nine months ended February 28, 2018, the Company repaid a total of $1,000 of the loan to an officer, director and shareholder of the Company.  The loan is due upon demand and bears 0% interest.  As of February 28, 2018, the balance owed was $44,950.

During the nine months ended February 28, 2018, the Company received additional loan of $2,000 and repaid a total of $650 of the loan to an officer, director and shareholder of the Company.  The loan is due upon demand and bears 0% interest.  As of February 28, 2018, the balance owed was $2,000.

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

Interest expense for the nine months ended February 28, 2018 is $3,422.  Amortization of the beneficial conversion feature for the nine months ended February 28, 2018 is $0.

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock.

During the nine months ended February 28, 2018, the Company sold 455,000 shares of common stock for a total of $45,500.

As of February 28, 2018, the Company had 10,995,000 shares of common stock issued and 10,985,000 shares outstanding.

NOTE 8 – WARRANTS AND OPTIONS

As of February 28, 2018, there were no warrants or options outstanding to acquire any additional shares of common stock.

INFINITY DISTRIBUTION, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 9 – RELATED PARTY TRANSACTIONS

As of February 28, 2018, the Company had loans totaling $44,950, convertible debt of $91,500 and accrued interest totaling $13,010 due to an individual who is an officer, director and shareholder.  As of the date of this filing, the convertible debt is in default.

During the nine months ended February 28, 2018, the Company had executive compensation for two officers totaling $197,500.  As of February 28, 2018, the accrued executive compensation balance was $474,455.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in, "Management's Discussion and Analysis and Results of Operations", included in our Annual Report on Form 10-K for the period ended February 28, 2018.

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

GENERAL

Our company Infinity Distribution was incorporated on May 8, 2015 in the State of Nevada United States of America, with an established end of fiscal year of May 31.  Director of our company Raul Mansueto and Josefa Gerona were born in the Philippines and for the last 25 years have been working in management positions. As of today, our company does not have any revenues, we possess minimal assets and have already incurred losses since incorporation.  We are a development-stage company created with the intent to offer a variety of services designed to assist Philippine exporters, small or large, which have a competitive product or service in terms of price, quality, delivery and after-sales service, whatever the size of the transaction to find clients in the United States. To the greatest extent possible, given its corporate purpose of providing and encouraging assistance in support of Philippine export trade.

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

In the course of our campaign we shall contact PR departments of large and developing companies and offer our services.  We are ready to offer reasonable discounts at the beginning to get established. All discounts will be determined per deal.  As we are small and developing-stage company, we will be of high interest among such companies with our competitive price and high-quality services.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2018 AND 2017

During the three month period ended February 28, 2018, the Company generated total revenues of $0. During the three month period ended February 28, 2017, the Company generated total revenues of $0.  In addition, the Company does not expect to generate any profit for the next twelve months.

For the three months ended February 28, 2018, we experienced a net loss of $83,170, as compared to a net loss of $56,560 for the three months ending February 28, 2017. The net loss for the three months ending February 28, 2018 was attributed to $69,000 in executive compensation, $11,030 in professional fees, $1,913 in general & administrative expenses, and $99 in depreciation as compared to $40,500 in executive compensation, $11,523 in professional fees, $3,312 in general & administrative expenses, and $97 in depreciation for the three months ending February 28, 2017.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2018 AND 2017

During the nine month period ended February 28, 2018, the Company generated total revenues of $0. During the nine month period ended February 28, 2017, the Company generated total revenues of $0.  In addition, the Company does not expect to generate any profit for the next twelve months.

For the nine months ending February 28, 2018, we experienced a net loss of $270,158, as compared to a net loss of $143,877 for the nine months ending February 28, 2017. The net loss for the nine months ending February 28, 2018 was attributed to $197,500 in executive compensation, $56,707 in professional fees, $12,233 in general & administrative expenses, and $296 in depreciation as compared to $113,250 in executive compensation, $15,158 in professional fees, $11,752 in general & administrative expenses, and $295 in depreciation for the nine months ending February 28, 2017.

Revenues

The Company has generated total revenues of $0 for the nine months ended February 28, 2018. As of February 28, 2018, the Company had an accumulated deficit of $756,857. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Plan of Operation

The Company’s plan of operation is to assist Philippine exporters to find customers for their products in the United States. As of February 28, 2018, we had $368 cash on hand, $10,000 in prepaid expenses and $6,052 in inventory. Management believes, without any additional funding or revenues, the Company does not have sufficient cash to finance its operations, for a period of twelve months, which estimate includes the additional expenses the Company will incur as a reporting company. We will apply any proceeds from future revenues to help cover our expenditures. At this time, management anticipates it will be required to seek outside funding to keep its business operational for the next twelve months.

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

As of February 28, 2018, we did not have any employees. We are dependent upon our two officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock. As of February 28, 2018, the Company has 10,995,000 shares of common stock issued and outstanding. As of February 28, 2018, the Company had current assets of $16,420 and current liabilities of $639,003.

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

None.

ITEM 3 -- DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 -- OTHER INFORMATION

None.

ITEM 6 -- EXHIBITS

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date

3.1	Articles of Incorporation, as currently in effect		S-1		3.1	08/20/2015
3.2	Bylaws, as currently in effect		S-1		3.1	08/20/2015

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Infinity Distribution Registrant

Date: April 23, 2018	/s/ Raul Mansueto
Name: Raul Mansueto
Its: Principal Executive Officer Principal Financial Officer Principal Accounting Officer