Form 10-K
period 2018-05-31
INFINITY DISTRIBUTION INC.
filed 2018-09-13
CIK 1646916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2018

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

Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 11,218,333 shares of Common Stock issued and outstanding as of September 13, 2018.

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

Our financial statements included with this Annual Report for the years ended May 31, 2018 and 2017 have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the years ended May 31, 2018 and 2017. Because the Company has been issued an opinion by our auditors that substantial doubt exists as to whether the Company can continue as a going concern, it may be more difficult for the Company to attract investors. Since our auditors have raised a substantial doubt about our ability to continue as a going concern, this typically results greater difficulty to obtain loans than businesses that do not have a qualified auditors opinion. Additionally, any loans we might obtain may be on less advantageous terms. Our future is dependent upon our ability to obtain financing and upon future profitable operations from our business. We plan to seek additional funds through private placements of our preferred and common stock. You may be investing in a company that will not have the funds necessary to continue to deploy its business strategies. If we are not able to achieve sufficient revenues or find financing to cover our expenses, then we likely will be forced to cease operations and investors will likely lose their entire investment.

3. WE MAY NOT BE ABLE TO ATTAIN PROFITABILITY WITHOUT ADDITIONAL FUNDING, WHICH MAY BE UNAVAILABLE.

For the period from inception (May 8, 2015) through the year end for May 31, 2018, we experienced a cumulative net loss of $(860,106). Our ability to continue to operate as a going concern is fully dependent upon the Company obtaining sufficient financing to continue its development and operational activities. The ability to achieve profitable operations is in direct correlation to our ability to generate revenues or raise sufficient financing. It is important to note that even if the appropriate financing is received, there is no guarantee that we will ever be able to operate profitably or derive any significant revenues from its operation. If we are unable to obtain additional funding, we may be forced to cease operations.

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

8. MANAGEMENT CONTROLS A LARGE BLOCK OF OUR COMMON STOCK THAT WILL ALLOW THEM TO CONTROL THE COMPANY.

As of September 13, 2018, our Management owns 10,000,000 common shares. As a result, Management will have the ability to control substantially all matters submitted to our stockholders for approval including:

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

9. WE WILL INCUR INCREMENTAL COSTS AS A RESULT OF OPERATING AS A PUBLIC COMPANY.

Since we are a full reporting company with the U. S. Securities and Exchange Commission, we will incur additional legal, accounting and other expenses. Moreover, the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"), as well as new rules subsequently implemented by the SEC, have imposed various new requirements on public companies, including requiring changes in corporate governance practices. There may be further increases if and when we are no longer an "emerging growth company." Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We project that the total incremental operating expenses of being a public company will be approximately $45,000 for 2018. The incremental costs are estimates, and actual incremental expenses could be materially different from these estimates. Unless we can generate sufficient revenues and profits, we may not be able to absorb the costs of being a public company.

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

As of May 31, 2018 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and (2) inadequate segregation of duties consistent with control objectives.

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

18. THE MARKET PRICE OF OUR COMMON STOCK MAY BE HIGHLY VOLATILE, AND YOU COULD LOSE ALL OR PART OF YOU INVESTMENT.

The trading price of our common stock is likely to be volatile. This volatility may prevent you from being able to sell your shares at or above the price you paid for your shares. Our stock price could be subject to wide fluctuations in response to a variety of factors, which include:

☐	actual or anticipated fluctuations in our quarterly or annual financial results;
☐	additional needs for financing;
☐	announcements by us or our competitors of significant acquisitions, strategic partners, joint ventures or capital commitments;
☐	sales of our commons stock or other securities in the open market;
☐	additions or departures of key personnel;
☐	failure of any of our initiatives;
☐	regulatory or political developments;
☐	changes in accounting principles or methodologies;
☐	litigation or governmental investigations;
☐	negative publicity about us in the media and online;
☐	general financial market conditions or events; and
☐	other events or factors, many of which are beyond our control.

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

(b) Holders of Common Stock

As of September 13, 2018, there are approximately sixty-nine (69) holders of record of our Common Stock,

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

(e) Recent Sales of Unregistered Securities

During the year ended May 31, 2018, the Company sold 635,000 shares of common stock for cash of $63,500. No shares were issued during the fiscal years ending May 31, 2017.

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

 RESULTS OF OPERATIONS

For the fiscal years ended May 31, 2018 and May 31, 2017, the Company recognized no revenues.

For the fiscal year ended May 31, 2018, the Company incurred total operating expenses of $368,832, which consists of $394 in depreciation, $276,000 in executive compensation, $19,471 in general and administrative expenses, and $72,967 in professional fees. This compares to the fiscal year ended May 31, 2017, where the Company incurred total operating expenses of $200,399, which consisted of $395 in depreciation, $153,750 in executive compensation, $15,596 in general and administrative expenses, and $30,658 in professional fees.

For the fiscal year ended May 31, 2018, the Company had other expense of $4,575, as compared to the prior fiscal year when the Company had other expense of $4,575, which consists of interest expense – related party.

For the fiscal year ended May 31, 2018, the Company had a loss applicable to common shareholders of $373,407 or $0.03 per common share basic and diluted, as compared to a loss applicable to common shareholders of $204,974 or $0.02 per common share for the year ended May 31, 2017.

During the year ended May 31, 2018, the Company used net cash of $63,636 in operations, no cash was used in investing activities and financing activities provided $63,965. During the year ended May 31, 2017, the Company used net cash of $48,880 in operations, no cash was used in investing activities and financing activities provided $46,600.

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

Significant changes in the number of employees

As of September 13, 2018, we have two employees who also serve as our officers. We are dependent upon our officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

LIQUIDITY AND CAPITAL RESOURCES

As of May 31, 2018, the Company had $2,759 cash on hand. At the same date, the Company had total current liabilities of $716,545.

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

Infinity Distribution, Inc.

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Infinity Distribution Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Infinity Distribution Inc. (the “Company”) as of May 31, 2018 and May 31, 2017 and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended May 31, 2018, and the related notes [and schedules] (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2018 and May 31, 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has no revenues, has negative working capital at May 31, 2018, has incurred recurring losses and recurring negative cash flow from operating activities, and has an accumulated deficit which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

AMC Auditing
We have served as the Company’s auditor since 2015

Las Vegas, Nevada

September 11, 2018

INFINITY DISTRIBUTION, INC.
BALANCE SHEETS
(audited)

	May 31,	May 31,
	2018	2017
ASSETS

Current assets:
Cash	$2,759	$2,430
Prepaid expenses	-	30,000
Inventory	6,052	6,052
Total current assets	8,811	38,482

Fixed assets, net	1,578	1,972

Total assets	$10,389	$40,454

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$7,138	$415
Accounts payable - related party	2,724	7,645
Accrued executive compensation	552,955	279,955
Accrued interest payable - related party	14,163	9,588
Notes payable	-	1,000
Notes payable - related party	48,065	46,600
Convertible debt - related party, net of discount	91,500	91,500
Total current liabilities	716,545	436,703

Total liabilities	716,545	436,703

Stockholders' deficit:
Common stock, $0.001 par value, 100,000,000 shares
authorized, 11,175,000 and 10,540,000 shares issued and
11,165,000 and 10,530,000 oustanding
as of May 31, 2018 and 2017, respectively	11,175	10,540
Additional paid in capital	143,775	80,910
Treasury stock	(1,000)	(1,000)
Accumulated deficit	(860,106)	(486,699)
Total stockholders' equity	(706,156)	(396,249)

Total liabilities and stockholders' equity	$10,389	$40,454

See Accompanying Notes to Financial Statements.

INFINITY DISTRIBUTION, INC.
STATEMENT OF OPERATIONS
(audited)

	For the	For the
	year ended	year ended
	May 31,	May 31,
	2018	2017

Revenue	$-	$-

Operating expenses:
Depreciation	394	395
Executive compensation	276,000	153,750
General and administrative	19,471	15,596
Professional fees	72,967	30,658
Total operating expenses	368,832	200,399

Other expense:
Interest expense - related party	(4,575)	(4,575)
Total other expense	(4,575)	(4,575)

Net loss	$(373,407)	$(204,974)

Weighted average number of common
shares outstanding - basic	10,938,370	10,532,274

Net loss per share - basic	$(0.03)	$(0.02)

See Accompanying Notes to Financial Statements.

INFINITY DISTRIBUTION, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
(audited)

					Additional
					Paid			Total
	Preferred Shares		Common Shares		In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Equity
Balance, May 31, 2016	-	$-	10,540,000	$10,540	$80,910	$-	$(281,725)	$(190,275)

May 31, 2017
Purchase treasury stock	-	-	-	-	-	(1,000)	-	(1,000)

Net loss	-	-	-	-	-	-	(204,974)	(204,974)

Balance, May 31, 2017	-	$-	10,540,000	$10,540	$80,910	$(1,000)	$(486,699)	$(396,249)

May 31, 2018
Issuance of common stock for cash	-	-	635,000	635	62,865	-	-	63,500

Net loss	-	-	-	-	-	-	(373,407)	(373,407)

Balance, May 31, 2018	-	$-	11,175,000	$11,175	$143,775	$(1,000)	$(860,106)	$(706,156)

See Accompanying Notes to Financial Statements.

INFINITY DISTRIBUTION, INC.
STATEMENT OF CASH FLOWS
(audited)

	For the	For the
	year ended	year ended
	May 31,	May 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(373,407)	$(204,974)
Adjustments to reconcile net income
to net cash used in operating activities:
Stock issued for services	-	-
Amortization of beneficial conversion feature	-	-
Depreciation	394	395
Changes in operating assets and liabilities:
Decrease in prepaid expenses	30,000	10,000
(Increase) in inventory	-	(6,052)
Increase (decrease) in accounts payable	6,723	(6,010)
Increase (decrease) in accounts payable - related party	(4,921)	136
Increase in accrued executive compensation	273,000	153,050
Increase in accrued interest payable - related party	4,575	4,575

Net cash used in operating activities	(63,636)	(48,880)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	-

Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	2,000
Repayments for notes payable	(1,000)	-
Proceeds from notes payable - related party	5,815	54,300
Repayments for notes payable - related party	(4,350)	(8,700)
Proceeds from the sale of common stock	63,500	-
Payments for purchase of treasury stock	-	(1,000)

Net cash provided by financing activities	63,965	46,600

NET CHANGE IN CASH	329	(2,280)

CASH AT BEGINNING OF PERIOD	2,430	4,710

CASH AT END OF PERIOD	$2,759	$2,430

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Inventory

Inventories are stated at the lower of cost (average cost) or market (net realizable value). As of May 31, 2018 and 2017, the Company had raw materials of $6,052 and $6,052, respectively.

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

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the years ended May 31, 2018 and 2017.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of May 31, 2018 and 2017. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of May 31, 2018 and 2017, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material affect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of May 31, 2018 and 2017, no income tax expense has been incurred.

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

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through August 2018 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred net losses for the year ended May 31, 2018 of ($373,407). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 3 – PREPAID EXPENSES

As of May 31, 2018 and 2017, the Company had prepaid expenses totaling $0 and $30,000, respectively. The prepaid professional fees will be expensed based on estimated percentage of completion for the services. During the years ended May 31, 2018 and 2017, the Company recorded amortization of $30,000 and $10,000, respectively.

NOTE 4 – FIXED ASSETS

The following is a summary of fixed assets:

	May 31,	May 31,
	2018	2017
Furniture and equipment	$2,761	$2,761
Fixed assets, total	2,761	2,761
Less: accumulated depreciation	(1,183)	(798)
Fixed assets, net	$1,578	$1,972

Depreciation expense for the years ended May 31, 2018 and 2017 was $394 and $395, respectively.

NOTE 5 – NOTES PAYABLE

During the year ended May 31, 2018, the Company repaid $1,000 of the loan. The loan was due upon demand and bears 0% interest. As of May 31, 2018, the balance is $0.

NOTE 6 – NOTES PAYABLE – RELATED PARTY

During the year ended May 31, 2018, the Company received an additional loan of $2,000 and repaid a total of $3,000 of the loan to an officer, director and shareholder of the Company. The loan is due upon demand and bears 0% interest. As of May 31, 2018, the balance owed was $44,950.

During the year ended May 31, 2018, the Company received additional loan of $3,815 and repaid a total of $1,350 of the loan to an officer, director and shareholder of the Company. The loan is due upon demand and bears 0% interest. As of May 31, 2018, the balance owed was $3,115.

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

INFINITY DISTRIBUTION, INC.

Notes to Financial Statements

(AUDITED)

NOTE 7 – CONVERTIBLE DEBT – RELATED PARTY (CONTINUED)

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

Interest expense for the years ended May 31, 2018 and 2017 is $4,575 and $4,575, respectively. Amortization of the beneficial conversion feature for the years ended May 31, 2018 and 2017 is $0 and $0, respectively.

NOTE 8 – INCOME TAXES

At May 31, 2018 and 2017, the Company had a federal operating loss carryforwards of approximately $860,000 and $487,000, respectively, which begins to expire in 2035.

Components of net deferred tax assets, including a valuation allowance, are as follows at May 31, 2018 and 2017:

	2018	2017
Deferred tax assets:
Net operating loss carryforward	$172,000	$170,000
Total deferred tax assets	172,000	170,000
Less: Valuation allowance	(172,000)	(170,000)
Net deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of May 31, 2018 and 2017 was $172,000 and $170,000, respectively, which will begin to expire in 2035.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of May 31, 2018 and 2017 and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at May 31, 2018 and 2017:

	2018	2017
Federal statutory rate	(20.0)%	(35.0)%
State taxes, net of federal benefit	(0.00)%	(0.00)%
Change in valuation allowance	20.0%	35.0%
Effective tax rate	0.0%	0.0%

INFINITY DISTRIBUTION, INC.

Notes to Financial Statements

(AUDITED)

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock.

During the year ended May 31, 2018, the Company sold a total of 635,000 shares of common stock for a total of $63,500.

As of May 31, 2018, the Company had 11,175,000 shares of common stock issued and 11,165,000 shares outstanding.

NOTE 10 – WARRANTS AND OPTIONS

As of May 31, 2018, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 11 – RELATED PARTY TRANSACTIONS

As of May 31, 2018, the Company had loans totaling $44,950, convertible debt of $91,500 and accrued interest totaling $14,163 due to an individual who is an officer, director and shareholder. As of the date of this filing, the convertible debt is in default.

As of May 31, 2018, the Company had a loan of $3,115 due to an individual who is an officer, director and shareholder.

During the year ended May 31, 2018 and 2017, the Company had executive compensation for two officers totaling $276,000 and $153,750, respectively. As of May 31, 2018 and 2017, the accrued executive compensation balance was $552,955 and $279,955, respectively.

NOTE 12 – SUBSEQUENT EVENTS

During July and August 2018, the Company sold 48,333 shares to a few investors for cash of $6,500. The shares were issued during July and August 2018.

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

Management, with the participation of the Chief Executive Officer and the Chief Financial Officer, who is also the sole member of our Board of Directors, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of May 31, 2018, our disclosure controls and procedures were not effective. Our disclosure controls and procedures were not effective because of the "material weaknesses" described below under "Management's annual report on internal control over financial reporting," which are in the process of being remediated as described below under "Management Plan to Remediate Material Weaknesses."

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

Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2018. In making its assessment, management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment, management has concluded that we had certain control deficiencies described below that constituted material weaknesses in our internal controls over financial reporting. As a result, our internal controls over financial reporting were not effective as of May 31, 2018.

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

We do not believe the material weaknesses described above caused any meaningful or significant misreporting of our financial condition and results of operations for the fiscal year ended May 31, 2018. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") released an updated version of its Internal Control - Integrated Framework ("2013 Framework"), Initially issued in 1992, the original framework ("1992 Framework") provided guidance to organizations to design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 2013 Framework is intended to improve upon systems of internal control over external financial reporting by formalizing the principles embedded in the 1992 Framework, incorporating business and operating environment changes and increasing the framework ease of use and application. The 1992 Framework remained available until December 15, 2014, after which it was superseded by the 2013 Framework. As of May 31, 2018, the Company transitioned to the 2013 Framework. The Company did not experience significant changes to its internal control over financial reporting as a result from the transition to the 2013 Framework.

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

Name	Age	Positions and Offices Held

Raul Mansueto	68	Chief Executive Officer and Director

Josefa Gerona	49	Chief Financial Officer and Director

Raul Mansueto – CEO

2011-2015	CEO of Cloracks Corporation

2001-2012	Certified General Appraisal Practitioner

1989-2000	Nevada Power Company Corporate Tax Accountant and property Tax Consultant

1987-1988	American Office Equipment Controller

A resident of Las Vegas, Nevada, 28 years.  Became American citizen in 1993, and a practitioner in the field of accounting, appraisal, assessment and valuation.  A certified public accountant in the Philippines with 40+ years of experience in management, audit, banking, finance, budget, taxation, real estate litigation consulting, valuation, and appraisal consulting.  Mr. Mansueto had worked 11 years for the Nevada Power Company in the property tax arena and earned an Assessment Administration Specialist professional designation from the International Association of Assessing Officer (IAAO).  He also achieved a Nevada State certified designation of Property Tax Appraiser, Certified General Appraiser (active status), and a licensed Real Estate Agent (active). He has a mammoth of experience in international and consolidation accounting, controllership, finance, and taxation while working with multi-national firms such as; Dow Chemical Company, South East Asia region, SATCO Galaxy Catering Services in Kingdom of Saudi Arabia, Avery Dennison – Pasadena, California, and American Office Equipment (Minolta) in Las Vegas, Nevada. Earned a Bachelors Degree in Accounting from the University of San Jose – Recoletos, Philippines in 1966.  Licensed as a CPA in the Philippines 1971.  State Certified Appraiser in Nevada 1992 and Certified General Appraiser in 1998.

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

Item 11. Executive Compensation.

Compensation

The following table sets forth summary executive compensation information for the fiscal years ended May 31, 2018 and May 31, 2017.

Summary Compensation Table

		Fiscal Year	Salary	Bonus	Awards	Compen- sation	Total
Name	Principal Position	Ending May 31	($)	($)	($)	($)	($)

Raul Mansueto	CEO/Director	2018	$180,000	0	0	0	$180,000
		2017	$96,000	0	0	0	$96,000

Josefa Gerona	V.P., Sec.,	2018	$96,000	0	0	0	$96,000
	Treasurer	2017	$57,750	0	0	0	$57,750

We do not maintain key-man life insurance for our executive officer/director. We do not have any long-term compensation plans or stock option plans.

As of the date hereof, there have been no grants of stock options to purchase our Common Stock made to the executive officers named in the Summary Compensation Table.

Stock Option Grants

We did not grant any stock options to the executive officers or directors from inception through the fiscal year end May 31, 2018.

Outstanding Equity Awards

We did not have any outstanding equity awards to the executive officers or directors from inception through fiscal year end May 31, 2018.

Option Exercises

There were no options exercised by our executive officers or directors from inception through fiscal year end May 31, 2018.

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

Director Compensation

We did not pay our directors any compensation during fiscal years ended May 31, 2018 or May 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of our knowledge, about the ownership of our common stock on September 13, 2018 relating to those persons known to beneficially own more than 5% of our capital stock and by our named executive officer and sole director.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes shares of common stock that the stockholder has a right to acquire within 60 days after September 13, 2018 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Infinity Distribution' common stock.

The following table sets forth certain information regarding the beneficial ownership of all shares of the Company’s common stock owned on the Record Date for (i) each person who owns beneficially more than five percent of the outstanding shares of common stock, (ii) each of our directors and named executive officers, and (iii) all directors and officers in a group:

TITLE OF CLASS	NAME OF BENEFICIAL OWNER AND POSITION	AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS BEFORE CONVERSION(1)
Common Stock	Raul Mansueto (3)	7,000,000	62.64%

Common Stock	Josefa Gerona (4)	3,000,000	26.85%

DIRECTORS AND OFFICERS AS A GROUP
	(2 persons)	10,000,000	89.49%

(1)   Percent of Class based on 11,175,000 shares of common stock.

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

Item 14. Principal Accountant Fees and Services.

AMC Auditing served as our principal independent public accountant for reporting fiscal years ending May 31, 2018 and 2017. The following table shows the fees that we paid or accrued for the audit and other services provided by AMC Auditing.

	For the Year Ended May 31,	For the Year Ended May 31,
	2018	2017
Audit Fees – AMC Auditing	$16,023	$8,023
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$16,023	$8,023

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

Audit Committee Policies and Procedures

We do not have an audit committee; therefore our sole director pre-approves all services to be provided to us by our independent auditor. This process involves obtaining (i) a written description of the proposed services, (ii) the confirmation of our Principal Accounting Officer that the services are compatible with maintaining specific principles relating to independence, and (iii) confirmation from our securities counsel that the services are not among those that our independent auditors have been prohibited from performing under SEC rules. In fiscal year ending May 31, 2018, all fees paid to AMC Auditing were unanimously pre-approved in accordance with this policy.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

(b) 2. Financial Statement Schedules

None.

Item 6 – Exhibits

The following exhibits are filed as part of this registration statement:

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing Date
3.1	Articles of Incorporation, as currently in effect		S-1		3.1	08/20/2015
3.2	Bylaws, as currently in effect		S-1		3.2	08/20/2015

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Infinity Distribution, Inc. Registrant

Date: September 13, 2018	/s/ Raul Mansueto
Name: Raul Mansueto
Title: Chief Executive Officer, President, Director, Principal Executive, Financial, and Accounting Officer.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Raul Mansueto (Raul Mansueto)	Chairman of the Board, President and Chief Executive Officer (Principal Executive and Financial and Accounting Officer)	September 13, 2018

