Form 10-Q
period 2018-08-31
INFINITY DISTRIBUTION INC.
filed 2019-04-09
CIK 1646916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 31, 2018

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

(702) 881-5208

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

Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or, an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company”, in Rule 12b-2 of the Exchange Act.

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

There were 11,278,333 shares of Common Stock outstanding as of April 5, 2019.

Table of Contents

Infinity Distribution, Inc.

Index to Form 10-Q

For the Quarterly Period Ended August 31, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INFINITY DISTRIBUTION, INC.

BALANCE SHEETS

(unaudited)

	August 31,	May 31,
	2018	2018
ASSETS

Current assets:
Cash	$157	$2,759
Inventory	6,052	6,052
Total current assets	6,209	8,811

Fixed assets, net	1,479	1,578

Prepaid royalties - related party	100,100	-

Total assets	$107,788	$10,389

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$10,236	$7,138
Accounts payable - related party	2,724	2,724
Accrued executive compensation	621,955	552,955
Accrued interest payable - related party	15,316	14,163
Notes payable - related party	48,065	48,065
Convertible debt - related party, net of discount	91,500	91,500
Total current liabilities	789,796	716,545

Total liabilities	789,796	716,545

Stockholders' deficit:
Preferred stock, $0.001 par value, 3,900,000 shares
authorized, 0 and 0 shares issued and oustanding
as of August 31, 2018 and May 31, 2018, respectively	-	-
Preferred stock - Series A, $0.001 par value, 100,000 shares authorized, 100,000 and 0 shares issued and oustanding
as of August 31, 2018 and May 31, 2018, respectively	100	-
Preferred stock - Series B, $0.001 par value, 1,000,000 shares authorized, 1,000,000 and 0 shares issued and oustanding
as of August 31, 2018 and May 31, 2018, respectively	1,000	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 11,208,333 and 11,175,000 shares issued and
11,208,333 and 11,165,000 outstanding
as of August 31, 2018 and May 31, 2018, respectively	11,208	11,175
Additional paid in capital	248,242	143,775
Treasury stock	-	(1,000)
Accumulated deficit	(942,558)	(860,106)
Total stockholders' equity	(682,008)	(706,156)

Total liabilities and stockholders' equity	$107,788	$10,389

See Accompanying Notes to Financial Statements.

INFINITY DISTRIBUTION, INC.

STATEMENT OF OPERATIONS

(unaudited)

	For the	For the
	three months	three months
	ended	ended
	August 31,	August 31,
	2018	2017

Revenue	$-	$-

Operating expenses:
Depreciation	99	99
Executive compensation	69,000	59,500
General and administrative	3,312	3,473
Professional fees	8,888	20,233
Total operating expenses	81,299	83,305

Other expense:
Interest expense - related party	(1,153)	(1,153)
Total other expense	(1,153)	(1,153)

Net loss	$(82,452)	$(84,458)

Weighted average number of common
shares outstanding - basic	11,188,949	10,618,098

Net loss per share - basic	$(0.01)	$(0.01)

 See Accompanying Notes to Financial Statements.

INFINITY DISTRIBUTION, INC.

STATEMENT OF CASH FLOWS

(unaudited)

	For the	For the
	three months	three months
	ended	ended
	August 31,	August 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(82,452)	$(84,458)
Adjustments to reconcile net income
to net cash used in operating activities:
Depreciation	99	99
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	-	10,000
Increase (decrease) in accounts payable	3,098	4,265
(Decrease) in accounts payable - related party	-	(7,645)
Increase in accrued executive compensation	69,000	56,500
Increase in accrued interest payable - related party	1,153	1,153

Net cash used in operating activities	(9,102)	(20,086)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments for notes payable	-	(1,000)
Repayments for notes payable - related party	-	(1,650)
Proceeds from the sale of common stock	6,500	26,500

Net cash provided by financing activities	6,500	23,850

NET CHANGE IN CASH	(2,602)	3,764

CASH AT BEGINNING OF PERIOD	2,759	2,430

CASH AT END OF PERIOD	$157	$6,194

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for services	$-	$-

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended May 31, 2018 and notes thereto included in the Company’s annual report. The Company follows the same accounting policies in the preparation of interim reports.

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

INFINITY DISTRIBUTION, INC.

Notes to Financial Statements

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the three months ended August 31, 2018.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of August 31, 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through February 2019 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred net losses for the three months ended August 31, 2018 of ($82,452). In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

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

NOTE 2 – PREPAID ROYALTIES – RELATED PARTY

On August 31, 2018, the Company issued 100,000 shares of Preferred Stock – Series A and 1,000,000 shares of Preferred Stock – Series B in exchange for a license agreement with Raul Mansueto. The license agreement is effective from January 1, 2018 until December 21, 2020. The fair value of the shares was $100,100 and was based on the value of the securities, however the shares represent prepaid royalty fees of $10,000,000.

INFINITY DISTRIBUTION, INC.

Notes to Financial Statements

(UNAUDITED)

NOTE 3 – FIXED ASSETS

The following is a summary of fixed assets:

August 31,
2018
Furniture and equipment	$2,761
Fixed assets, total	2,761
Less: accumulated depreciation	(1,282)
Fixed assets, net	$1,479

Depreciation expense for the three months ended August 31, 2018 was $99.

NOTE 4 – NOTES PAYABLE – RELATED PARTY

As of August 31, 2018, the balance owed to an officer, director and shareholder of the Company was $44,950. The loan is due upon demand and bears 0% interest.

As of August 31, 2018, the balance owed to an officer, director and shareholder of the Company was $3,115. The loan is due upon demand and bears 0% interest.

NOTE 5 – CONVERTIBLE DEBT – RELATED PARTY

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

Interest expense for the three months ended August 31, 2018 is $1,153.

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. On August 8, 2018, the Company designated 100,000 shares of preferred stock – Series A and 1,000,000 shares of preferred stock – Series B. The preferred stock - Series A has voting of 1,000 to 1. The preferred stock – Series B converts into common stock at 1 to 10.

INFINITY DISTRIBUTION, INC.

Notes to Financial Statements

(UNAUDITED)

During the three months ended August 31, 2018, the Company sold 43,333 shares of common stock for a total of $6,500. The Company cancelled the 10,000 shares that were in treasury.

During the three months ended August 31, 2018, the Company issued 100,000 shares of preferred stock – Series A and 1,000,000 shares of preferred stock – Series B in exchange for the prepaid royalties as part of the license agreement with Raul Mansueto.

NOTE 7 – WARRANTS AND OPTIONS

As of August 31, 2018, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 8 – RELATED PARTY TRANSACTIONS

As of August 31, 2018, the Company had loans totaling $3,115 due to an individual who is an officer, director and shareholder.

As of August 31, 2018, the Company had loans totaling $44,950, convertible debt of $91,500 and accrued interest totaling $15,316 due to an individual who is an officer, director and shareholder. As of the date of this filing, the convertible debt is in default.

During the three months ended August 31, 2018, the Company had executive compensation for two officers totaling $69,000. As of August 31, 2018, the accrued executive compensation balance was $621,955.

NOTE 9 – SUBSEQUENT EVENTS

During the seven month period ending March 31, 2019, the Company sold a total of 70,000 shares of common stock for a total of $10,500.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates from the information provided in, "Management's Discussion and Analysis and Results of Operations", included in our Annual Report on Form 10-K for the period ended May 31, 2018.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED AUGUST 31, 2018 AND 2017

During the three month period ended August 31, 2018, the Company generated total revenues of $0. During the three month period ended August 31, 2017, the Company generated total revenues of $0. In addition, the Company does not expect to generate any profit for the next twelve months.

For the three months ended August 31, 2018, we experienced a net loss of $82,452, as compared to a net loss of $84,458 for the three months ending August 31, 2017. The net loss for the three months ending August 31, 2018 was attributed to $69,000 in executive compensation, $8,888 in professional fees, $3,312 in general & administrative expenses, and $99 in depreciation as compared to $59,500 in executive compensation, $20,233 in professional fees, $3,473 in general & administrative expenses, and $99 in depreciation for the three months ending August 31, 2017.

Revenues

The Company has generated total revenues of $0 for the three months ended August 31, 2018. As of August 31, 2018, the Company had an accumulated deficit of $942,558. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Plan of Operation

The Company’s plan of operation is to assist Philippine exporters to find customers for their products in the United States. As of August 31, 2018, we had $157 cash on hand and $6,052 in inventory. Management believes, without any additional funding or revenues, the Company does not have sufficient cash to finance its operations, for a period of twelve months, which estimate includes the additional expenses the Company will incur as a reporting company. We will apply any proceeds from future revenues to help cover our expenditures. At this time, management anticipates it will be required to seek outside funding to keep its business operational for the next twelve months.

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

Going Concern

Our independent auditors included an explanatory paragraph in their report on the May 31, 2018 audited financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors. Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations.

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

As of August 31, 2018, we did not have any employees. We are dependent upon our two officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

Liquidity and Capital Resources

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. As of August 31, 2018, the Company has 11,208,333 shares of common stock issued and outstanding. As of August 31, 2018, the Company had current assets of $6,209 and current liabilities of $789,796.

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

Infinity Distribution Registrant

Date: April 9, 2019	/s/ Raul Mansueto
Name: Raul Mansueto
Its: Principal Executive Officer Principal Financial Officer Principal Accounting Officer

