Form 10-Q
period 2018-11-30
INFINITY DISTRIBUTION INC.
filed 2020-02-25
CIK 1646916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act: None

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

There were 11,315,666 shares of Common Stock outstanding as of February 21, 2020.

Table of Contents

Infinity Distribution, Inc.

Index to Form 10-Q

For the Quarterly Period Ended November 30, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INFINITY DISTRIBUTION, INC.

BALANCE SHEETS

	November 30,	May 31,
	2018	2018
	(unaudited)
ASSETS

Current assets:
Cash	$3,329	$2,759
Inventory	-	6,052
Total current assets	3,329	8,811

Fixed assets, net	1,381	1,578

Total assets	$4,710	$10,389

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$8,096	$7,138
Accounts payable - related party	3,024	2,724
Accrued executive compensation	690,955	552,955
Accrued interest payable - related party	16,457	14,163
Notes payable - related party	49,625	48,065
Convertible debt - related party	91,500	91,500
Total current liabilities	859,657	716,545

Commitments and Contingencies (Note 10)

Total liabilities	859,657	716,545

Stockholders' deficit:
Preferred stock, $0.001 par value, 3,900,000 shares
authorized, 0 and 0 shares issued and oustanding
as of November 30, 2018 and May 31, 2018, respectively	-	-
Preferred stock - Series A, $0.001 par value, 100,000 shares authorized, 100,000 and 0 shares issued and oustanding
as of November 30, 2018 and May 31, 2018, respectively	100	-
Convertible Preferred stock - Series B, $0.001 par value, 1,000,000 shares authorized, 1,000,000 and 0 shares issued and oustanding
as of November 30, 2018 and May 31, 2018, respectively	1,000	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 11,248,333 and 11,175,000 shares issued and
11,248,333 and 11,165,000 outstanding
as of November 30, 2018 and May 31, 2018, respectively	11,248	11,175
Additional paid in capital	2,277,819	143,775
Stock payable	4,500	-
Treasury stock	-	(1,000)
Accumulated deficit	(3,149,614)	(860,106)
Total stockholders' deficit	(854,947)	(706,156)

Total liabilities and stockholders' deficit	$4,710	$10,389

See Accompanying Notes to Financial Statements.

INFINITY DISTRIBUTION, INC.

STATEMENT OF OPERATIONS

(unaudited)

	For the	For the	For the	For the
	three months	three months	six months	six months
	ended	ended	ended	ended
	November 30,	November 30,	November 30,	November 30,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-

Operating expenses:
Depreciation	98	98	197	197
Executive compensation	2,192,717	69,000	2,261,717	128,500
General and administrative	2,888	6,847	6,200	10,320
Professional fees	4,160	25,444	13,048	45,677
Inventory write-down	6,052	-	6,052	-
Total operating expenses	2,205,915	101,389	2,287,214	184,694

Other expense:
Interest expense - related party	(1,141)	(1,141)	(2,294)	(2,294)
Total other expense	(1,141)	(1,141)	(2,294)	(2,294)

Net loss	$(2,207,056)	$(102,530)	$(2,289,508)	$(186,988)

Weighted average number of common
shares outstanding - basic / dilutive	11,228,846	10,901,209	11,208,788	10,758,880

Net loss per share - basic / dilutive	$(0.20)	$(0.01)	$(0.20)	$(0.02)

See Accompanying Notes to Financial Statements.

INFINITY DISTRIBUTION, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

(unaudited)

								Additional
	Preferred Shares		Preferred Shares					Paid				Total
	Series A		Series B			Common Shares		In	Stock	Treasury	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount		Shares	Amount	Capital	Payable	Stock	Deficit	Deficit
Balance, June 1, 2018	-	$-	-	$-		11,175,000	$11,175	$143,775	$-	$(1,000)	$(860,106)	$(706,156)

August 31, 2018
Issuance of preferred stock
for prepaid royalties	100,000	100	1,000,000	1,000		-	-	99,000	-	-	-	100,100

August 31, 2018
Issuance of common stock for cash	-	-	-	-		43,333	43	6,457	-	-	-	6,500

August 31, 2018
Cancel treasury stock	-	-	-	-		(10,000)	(10)	(990)	-	1,000	-	-

August 31, 2018
Net loss for the quarter ended	-	-	-	-		-	-	-	-	-	(82,452)	(82,452)

Balance, August 31, 2018	100,000	$100	1,000,000	$1,000		11,208,333	$11,208	$248,242	$-	$-	$(942,558)	$(682,008)

November 30, 2018
Issuance of common stock for cash	-	-	-	-		40,000	40	5,960	4,500	-	-	10,500

Stock compensation to executives								2,023,617				2,023,617

Net loss for the quarter ended	-	-	-	-		-	-	-	-	-	(2,207,056)	(2,207,056)

Balance, November 30, 2018	100,000	$100	1,000,000	$1,000	#	11,248,333	$11,248	$2,277,819	$4,500	$-	$(3,149,614)	$(854,947)

See Accompanying Notes to Financial Statements.

INFINITY DISTRIBUTION, INC.

STATEMENT OF STOCKHOLDERS' DEFICIT

(unaudited)

					Additional
					Paid			Total
	Preferred Shares		Common Shares		In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance, June 1, 2017	-	$-	10,540,000	$10,540	$80,910	$(1,000)	$(486,699)	$(396,249)

August 31, 2017
Issuance of common stock for cash	-	-	265,000	265	26,235	-	-	26,500

August 31, 2017
Net loss for the quarter ended	-	-	-	-	-	-	(84,458)	(84,458)

Balance, August 31, 2017	-	$-	10,805,000	$10,805	$107,145	$(1,000)	$(571,157)	$(454,207)

November 30, 2017
Issuance of common stock for cash	-	-	165,000	165	16,335	-	-	16,500

November 30, 2017
Net loss for the quarter ended	-	-	-	-	-	-	(102,530)	(102,530)

Balance, November 30, 2017	-	$-	10,970,000	$10,970	$123,480	$(1,000)	$(673,687)	$(540,237)

See Accompanying Notes to Financial Statements.

INFINITY DISTRIBUTION, INC.

STATEMENT OF CASH FLOWS

(unaudited)

	For the	For the
	six months	six months
	ended	ended
	November 30,	November 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,289,508)	$(186,988)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation	197	197
Inventory write-down	6,052	-
Stock based executive compensation	2,123,717	-
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	20,000
Increase in accounts payable	958	4,623
Increase (decrease) in accounts payable - related party	300	(7,645)
Increase in accrued executive compensation	138,000	125,500
Increase in accrued interest payable - related party	2,294	2,294

Net cash used in operating activities	(17,990)	(42,019)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments for notes payable	-	(1,000)
Proceeds from notes payable - related party	4,915	-
Repayments for notes payable - related party	(3,355)	(1,650)
Proceeds from the sale of common stock	17,000	43,000

Net cash provided by financing activities	18,560	40,350

NET CHANGE IN CASH	570	(1,669)

CASH AT BEGINNING OF PERIOD	2,759	2,430

CASH AT END OF PERIOD	$3,329	$761

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See Accompanying Notes to Financial Statements.

INFINITY DISTRIBUTION, INC.

Notes to CONDENSED Financial Statements

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended May 31, 2018 and notes thereto included in the Company’s Form 10-K filed with the SEC on September 13, 2018. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results. The condensed balance sheet at May 31, 2018 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles in the U.S. for complete financial statements.

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

Inventory

Inventories are stated at cost, not to exceed fair market value. The cost of the Company’s inventory of $0 and $6,052 at November 30, 2018 and May 31, 2018, respectively has been determined using the first-in first-out (FIFO) method. During the six months ended November 30, 2018, the Company recognized a write-down of the inventory in the amount of $6,052 due to slow movement.

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

INFINITY DISTRIBUTION, INC.

Notes to CONDENSED Financial Statements

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition

The Company recognizes revenue in accordance with generally accepted accounting principles as outlined in the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue From Contracts with Customers, which requires five steps to evaluate revenue recognition: (i) identify the contract with the customer; (ii) identity the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price; and (v) recognize revenue when or as the entity satisfied a performance obligation.

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the three and six months ended November 30, 2018 or November 30, 2017.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of November 30, 2018 and May 31, 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

The Company did not have Level 1 – 3 estimates of fair value during the three and six months ended November 30, 2018.

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

INFINITY DISTRIBUTION, INC.

Notes to CONDENSED Financial Statements

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based compensation (continued)

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

There are 13,598,560 and 3,446,060 additional shares issuable in connection with outstanding stock payable and convertible debts which would be considered dilutive as of November 30, 2018 and November 30 ,2017, respectively. Diluted earnings (loss) per share have not been presented for the three and six months ending November 30, 2018 and November 30, 2017, since the effect of the assumed issuances would have an anti-dilutive effect.

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

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through September 2019 and believes that none of them will have a material effect on the company’s financial statements except for the one below.

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASC 842”). The guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. ASC 842 is effective for fiscal years beginning after December 15, 2018.

INFINITY DISTRIBUTION, INC.

Notes to CONDENSED Financial Statements

(UNAUDITED)

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred net losses for the six months ended November 30, 2018 of $2,289,508 and has an accumulated deficit of $3,149,614. In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. Management’s plans are to raise funds through the sale of equity or entering into debt transactions to finance the operating and capital requirements of the Company. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – Licensing Agreement – Related Party

On August 31, 2018, the Company issued 100,000 shares of Preferred Stock – Series A and 1,000,000 shares of Preferred Stock – Series B related to a license agreement with the Company’s CEO, Raul Mansueto. The license agreement was granted to the Company for the right to use the licensed vehicle windshield cover. The license agreement is effective from January 1, 2018 until December 21, 2020. The Company’s CEO, Raul Mansueto, owns the patent rights (no. US 9,688,129 B2) of intellectual property related to vehicle windshield cover and granted the Company an exclusive license to use the patent’s intellectual property to manufacture, sell, and market such products. A total of 10 million units of the patented product will be subjected to royalty fees at a $1.00 per unit. The fair value of the shares was $2,123,717 and was based on the value of the common stock into which it is convertible (Note 7). The Company evaluated the fair value of the royalties and the fair value of the securities and in accordance with non-cash transaction guidance, determined the fair value of the securities was the most readily determinable, and therefore recognized the fair value of the securities as executive compensation.

NOTE 4 – FIXED ASSETS

The following is a summary of fixed assets:

November 30,
2018
Furniture and equipment	$2,761
Fixed assets, total	2,761
Less: accumulated depreciation	(1,380)
Fixed assets, net	$1,381

Depreciation expense for the six months ended November 30, 2018 and November 30, 2017 were $197 and $197, respectively.

NOTE 5 – NOTES PAYABLE – RELATED PARTY

As of November 30, 2018, the balance owed to an officer, director and shareholder of the Company was $44,995. The loan is due upon demand and bears 0% interest. During the six months ended November 30, 2018 the individual loaned additional amounts totaling $1,500 and received repayments totaling $1,455.

As of November 30, 2018, the balance owed to an officer, director and shareholder of the Company was $4,630. The loan is due upon demand and bears 0% interest. During the six months ended November 30, 2018 the individual loaned additional amounts totaling $3,415 and received repayments totaling $1,900.

INFINITY DISTRIBUTION, INC.

Notes to CONDENSED Financial Statements

(UNAUDITED)

NOTE 6 – CONVERTIBLE DEBT – RELATED PARTY

On April 24, 2015, the Company executed a convertible promissory note with an officer and director for $35,000. The unsecured note bears interest at 5% per annum with principal and interest due on the earlier of March 19, 2016 or the next equity financing. The debt is convertible at a discount of 30% of the price per share of the securities sold in the next equity financing. The debt discount was valued at $10,500 and was recorded to additional paid in capital and was amortized over the life of the loan. The debt discount was fully amortized as of November 30, 2018. As of November 30, 2018 and May 31, 2018, the loan is in default.

On May 8, 2015, the Company executed a convertible promissory note with an officer and director for $35,000. The unsecured note bears interest at 5% per annum with principal and interest due on the earlier of March 19, 2016 or the next equity financing. The debt is convertible at a discount of 30% of the price per share of the securities sold in the next equity financing. The debt discount was valued at $10,500 and was recorded to additional paid in capital and will be amortized over the life of the loan. The debt discount was fully amortized as of November 30, 2018. As of November 30, 2018 and May 31, 2018 , the loan is in default.

On May 11, 2015, the Company executed a convertible promissory note with an officer and director for $21,500. The unsecured note bears interest at 5% per annum with principal and interest due on the earlier of March 19, 2016 or the next equity financing. The debt is convertible at a discount of 30% of the price per share of the securities sold in the next equity financing. The debt discount was valued at $6,450 and was recorded to additional paid in capital and will be amortized over the life of the loan. The debt discount was fully amortized as of November 30, 2018. As of November 30, 2018 and May 31, 2018, the loan is in default.

Interest expense for the three and six months ended November 30, 2018 is $1,141 and $2,294. Interest expense for the three and six months ended November 30, 2017 is $1,141 and $2,294.

NOTE 7 – STOCKHOLDERS’ (DEFICIT)

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 5,000,000 shares of its $0.001 par value preferred stock. On August 8, 2018, the Company designated 100,000 shares of preferred stock – Series A and 1,000,000 shares of preferred stock – Series B. The preferred stock - Series A has voting rights of 1,000 to 1. The preferred stock – Series A is not convertible into common stock and does not have redemption rights. The preferred stock – Series B is convertible into common stock at a conversion rate of 1 to 10. The Company shall have the right at any time prior to conversion to redeem any shares of preferred stock – Series B at a price per share equal to the face amount ($1.00).

Preferred Stock

During the three months ended August 31, 2018, the Company issued 100,000 shares of preferred stock – Series A and 1,000,000 shares of preferred stock – Series B in exchange for the prepaid royalties as part of the license agreement with Raul Mansueto (Note 3).

Common Stock

During the three months ended August 31, 2018, the Company sold 43,333 shares of common stock at $0.15 per share for a total of $6,500. The Company cancelled the 10,000 shares that were in treasury.

During the three months ended November 30, 2018, the Company sold 70,000 shares of common stock at $0.15 per share for a total of $10,500. As of November 30, 2018, the Company has not yet issued 30,000 shares of common stock sold for cash and recorded a stock payable of $4,500. The shares were issued on December 3, 2018.

INFINITY DISTRIBUTION, INC.

Notes to CONDENSED Financial Statements

(UNAUDITED)

NOTE 8 – WARRANTS AND OPTIONS

As of November 30, 2018, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 9 – RELATED PARTY TRANSACTIONS

As of November 30, 2018, the Company had loans totaling $4,630 and accounts payable of $3,024 due to an individual who is an officer, director and shareholder.

As of November 30, 2018, the Company had loans totaling $44,995, convertible debt of $91,500 and accrued interest totaling $16,457 due to an individual who is an officer, director and shareholder. As of November 30, 2018, the convertible debt is in default.

The Company had executive compensation for two officers of $2,192,717 for the three months ended November 30 ,2018, as compared with $69,000 for the same period ended 2017. The Company had executive compensation for two officers of $2,261,717 for the six months ended November 30, 2018, as compared with $128,500 for the same period ended 2017. As of November 30, 2018, the accrued executive compensation balance was $690,955.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

As of November 30, 2018, we did not have any known commitments or contingencies other than our notes payable.

Legal matter contingencies

The Company believes, based on current knowledge and after consultation with counsel, that it is not currently party to any material pending proceedings, individually or in the aggregate, the resolution of which would have a material effect on the Company. Provisions for losses are established in accordance with ASC 450, “Contingencies” when warranted. Once established, such provisions are adjusted when there is more information available of when an event occurs requiring a change.

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to November 30, 2018, the Company issued a total of 30,000 shares of common stock and reduced stock payable by $4,500. Additionally, the Company sold 44,000 shares of common stock for $6,600.

Subsequent to November 30, 2018, the Company received a total of $13,972 in loans from the officers and directors of the Company. The loans are due upon demand and bear 0% interest.

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

LEASE AGREEMENT

Infinity Distribution has signed a lease agreement as of this filing, and rent amount is $583 per month. Our address is 3311 S. Rainbow Blvd Ste. 135, Las Vegas, Nevada 89146; our phone number is 1-702-581-4063.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED NOVEMBER 30, 2018 AND 2017

During the three month period ended November 30, 2018, the Company generated total revenues of $0. During the three month period ended November 30, 2017, the Company generated total revenues of $0. In addition, the Company does not expect to generate any profit for the next twelve months.

For the three months ended November 30, 2018, we experienced a net loss of $2,207,056, as compared to a net loss of $102,530 for the three months ending November 30, 2017. The net loss for the three months ending November 30, 2018 was attributed to $2,192,717 in executive compensation, $4,160 in professional fees, $2,888 in general & administrative expenses, and $98 in depreciation as compared to $69,000 in executive compensation, $25,444 in professional fees, $6,847 in general & administrative expenses, and $98 in depreciation for the three months ending November 30, 2017. The Company reduced its general and administrative expenses and professional fees during the three months ended November 30, 2018 versus the same period in 2017.

During the three months ended November 30, 2018, the Company recorded impairment of their inventory of $6,052. The inventory was impaired due to slow moving items.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED NOVEMBER 30, 2018 AND 2017

During the six month period ended November 30, 2018, the Company generated total revenues of $0. During the six month period ended November 30, 2017, the Company generated total revenues of $0. In addition, the Company does not expect to generate any profit for the next twelve months.

For the six months ended November 30, 2018, we experienced a net loss of $2,289,508, as compared to a net loss of $186,988 for the six months ending November 30, 2017. The net loss for the six months ending November 30, 2018 was attributed to $2,261,717 in executive compensation, $13,048 in professional fees, $6,200 in general & administrative expenses, and $197 in depreciation as compared to $128,500 in executive compensation, $45,677 in professional fees, $10,320 in general & administrative expenses, and $197 in depreciation for the six months ending November 30, 2017. The Company reduced its general and administrative expenses and professional fees during the six months ended November 30, 2018 versus the same period in 2017.

During the six months ended November 30, 2018, the Company recorded impairment of their inventory of $6,052. The inventory was impaired due to slow moving items.

Revenues

The Company has generated total revenues of $0 for the three months ended November 30, 2018. As of November 30, 2018, the Company had an accumulated deficit of $3,149,614. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Plan of Operation

The Company’s plan of operation is to assist Philippine exporters to find customers for their products in the United States. As of November 30, 2018, we had $3,329 cash on hand. Management believes, without any additional funding or revenues, the Company does not have sufficient cash to finance its operations, for a period of twelve months, which estimate includes the additional expenses the Company will incur as a reporting company. We will apply any proceeds from future revenues to help cover our expenditures. At this time, management anticipates it will be required to seek outside funding to keep its business operational for the next twelve months.

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

As of November 30, 2018, we did not have any employees. We are dependent upon our two officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

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

As of November 30, 2018, the Company has 11,248,333 shares of common stock issued and outstanding. As of November 30, 2018, the Company had current assets of $3,329 and current liabilities of $859,657.

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

ITEM 1A - RISK FACTORS

See Risk Factors set forth in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2018 and the discussion in Item 1, above, under "Liquidity and Capital Resources."

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

Infinity Distribution Registrant

Date: February 21, 2020	/s/ Raul Mansueto
Name: Raul Mansueto
Its: Principal Executive Officer Principal Financial Officer Principal Accounting Officer

