Form 10-Q
period 2019-02-28
INFINITY DISTRIBUTION INC.
filed 2020-05-01
CIK 1646916

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended February 28, 2019

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

There were 11,315,666 shares of Common Stock outstanding as of April 24, 2020.

Table of Contents

Infinity Distribution, Inc.

Index to Form 10-Q

For the Quarterly Period Ended February 28, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED BALANCE SHEETS

INFINITY DISTRIBUTION, INC.

	February 28	May 31,
	2019	2018
	(unaudited)
ASSETS

Current assets:
Cash	$106	$2,759
Inventory	-	6,052
Total current assets	106	8,811

Fixed assets, net	1,282	1,578

Total assets	$1,388	$10,389

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$7,416	$7,138
Accounts payable - related party	3,024	2,724
Accrued executive compensation	759,955	552,955
Accrued interest payable - related party	17,585	14,163
Notes payable	300	-
Notes payable - related party	53,382	48,065
Convertible debt - related party	91,500	91,500
Total current liabilities	933,162	716,545

Total liabilities	933,162	716,545

Commitment and contingencies (Note 11)

Stockholders' deficit:
Preferred stock, $0.001 par value, 3,900,000 shares
authorized, 0 and 0 shares issued and oustanding
as of February 28, 2019 and May 31, 2018, respectively	-	-
Preferred stock - Series A, $0.001 par value, 100,000 shares authorized, 100,000 and 0 shares issued and oustanding
as of February 28, 2019 and May 31, 2018, respectively	100	-
Preferred stock - Series B, $0.001 par value, 1,000,000 shares authorized, 1,000,000 and 0 shares issued and oustanding
as of February 28, 2019 and May 31, 2018, respectively	1,000	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 11,285,000 and 11,175,000 shares issued and
11,285,000 and 11,165,000 outstanding
as of February 28, 2019 and May 31, 2018, respectively	11,285	11,175
Additional paid in capital	2,283,282	143,775
Stock payable	1,000	-
Treasury stock	-	(1,000)
Accumulated deficit	(3,228,441)	(860,106)
Total stockholders' deficit	(931,774)	(706,156)

Total liabilities and stockholders' deficit	$1,388	$10,389

The accompanying notes are an integral part of these condensed financial statements

INFINITY DISTRIBUTION, INC.

CONDENSED STATEMENT OF OPERATIONS

(unaudited)

	For the	For the	For the	For the
	three months	three months	nine months	nine months
	ended	ended	ended	ended
	February 28,	February 28,	February 28,	February 28,
	2019	2018	2019	2018

Revenue	$-	$-	$-	$-

Operating expenses:
Depreciation	99	99	296	296
Executive compensation	69,000	69,000	2,330,717	197,500
General and administrative	4,728	1,913	10,928	12,233
Professional fees	3,872	11,030	16,920	56,707
Inventory write-down	-	-	6,052	-
Total operating expenses	77,699	82,042	2,364,913	266,736

Other expense:
Interest expense - related party	(1,128)	(1,128)	(3,422)	(3,422)
Total other expense	(1,128)	(1,128)	(3,422)	(3,422)

Net loss	$(78,827)	$(83,170)	$(2,368,335)	$(270,158)

Weighted average number of common
shares outstanding - basic / diluted	11,278,481	10,962,111	11,231,764	10,825,879

Net loss per share - basic / diluted	$(0.01)	$(0.01)	$(0.21)	$(0.02)

The accompanying notes are an integral part of these condensed financial statements

INFINITY DISTRIBUTION, INC.

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

(unaudited)

	Preferred Shares		Preferred Shares				Additional Paid				Total
	Series A		Series B		Common Shares		In	Stock	Treasury	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Stock	Deficit	Deficit
Balance, June 1, 2018	-	$-	-	$-	11,175,000	$11,175	$143,775	$-	$(1,000)	$(860,106)	$(706,156)

August 31, 2018
Issuance of preferred stock
in connection with license agreement	100,000	100	1,000,000	1,000	-	-	2,122,617	-	-	-	2,123,717

August 31, 2018
Issuance of common stock for cash	-	-	-	-	43,333	43	6,457	-	-	-	6,500

August 31, 2018
Cancel treasury stock	-	-	-	-	(10,000)	(10)	(990)	-	1,000	-	-

August 31, 2018
Net loss for the quarter ended	-	-	-	-	-	-	-	-	-	(82,452)	(82,452)

Balance, August 31, 2018	100,000	$100	1,000,000	$1,000	11,208,333	$11,208	$2,271,859	$-	$-	$(942,558)	$1,341,609

November 30, 2018
Issuance of common stock for cash	-	-	-	-	40,000	40	5,960	4,500	-	-	10,500

Net loss for quarter ended	-	-	-	-	-	-	-	-	-	(2,207,056)	(2,207,056)

Balance, November 30, 2018	100,000	$100	1,000,000	$1,000	11,248,333	$11,248	$2,277,819	$4,500	$-	$(3,149,614)	$(854,947)

February 28, 2019
Issuance of common stock for cash	-	-	-	-	36,667	37	5,463	(3,500)	-	-	2,000

Net loss for quarter ended	-	-	-	-	-	-	-	-	-	(78,827)	(78,827)

Balance, February 28, 2019	100,000	$100	1,000,000	$1,000	$11,285,000	$11,285	$2,283,282	$1,000	$-	$(3,228,441)	$(931,774)

The accompanying notes are an integral part of these condensed financial statements

INFINITY DISTRIBUTION, INC.

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT

(unaudited)

					Additional
					Paid			Total
	Preferred Shares		Common Shares		In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock	Deficit	Deficit
Balance, June 1, 2017	-	$-	10,540,000	$10,540	$80,910	$(1,000)	$(486,699)	$(396,249)

August 31, 2017
Issuance of common stock for cash	-	-	265,000	265	26,235	-	-	26,500

August 31, 2017
Net loss for the quarter ended	-	-	-	-	-	-	(84,458)	(84,458)

Balance, August 31, 2017	-	$-	10,805,000	$10,805	$107,145	$(1,000)	$(571,157)	$(454,207)

November 30, 2017
Issuance of common stock for cash	-	-	165,000	165	16,335	-	-	16,500

November 30, 2017
Net loss for the quarter ended	-	-	-	-	-	-	(102,530)	(102,530)

Balance, November 30, 2017	-	$-	10,970,000	$10,970	$123,480	$(1,000)	$(673,687)	$(540,237)

February 28, 2018
Issuance of common stock for cash	-	-	25,000	25	2,475	-	-	2,500

February 28, 2018
Net loss for the quarter ended	-	-	-	-	-	-	(83,170)	(83,170)

Balance, February 28, 2018	-	$-	10,995,000	$10,995	$125,955	$(1,000)	$(756,857)	$(620,907)

The accompanying notes are an integral part of these condensed financial statements

INFINITY DISTRIBUTION, INC.

CONDENSED STATEMENT OF CASH FLOWS

(unaudited)

	For the	For the
	nine months	nine months
	ended	ended
	February 28,	February 28,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,368,335)	$(270,158)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation	296	296
Inventory write-down	6,052	-
Stock based executive compensation	2,123,717
Changes in operating assets and liabilities:
Decrease in prepaid expenses	-	20,000
Increase in accounts payable	278	12,673
Increase (decrease) in accounts payable - related party	300	(7,645)
Increase in accrued executive compensation	207,000	194,500
Increase in accrued interest payable - related party	3,422	3,422

Net cash used in operating activities	(27,270)	(46,912)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	300	-
Repayments for notes payable	-	(1,000)
Proceeds from notes payable - related party	12,351	2,000
Repayments for notes payable - related party	(7,034)	(1,650)
Proceeds from the sale of common stock	19,000	45,500

Net cash provided by financing activities	24,617	44,850

NET CHANGE IN CASH	(2,653)	(2,062)

CASH AT BEGINNING OF PERIOD	2,759	2,430

CASH AT END OF PERIOD	$106	$368

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed financial statements

INFINITY DISTRIBUTION, INC.

Notes to CONDENSED Financial Statements

(UNAUDITED)

NOTE 1 – SUM MARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC’). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

Inventory

Inventories are stated at cost, not to exceed fair market value. The cost of the Company’s inventory of $0 and $6,052 at February 28, 2019 and May 31, 2018, respectively has been determined using the first-in first-out (FIFO) method. During the nine months ended February 28, 2019, the Company recognized a write down of the inventory in the amount of $6,052 due to slow movement.

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

INFINITY DISTRIBUTION, INC.

Notes to CONDENSED Financial Statements

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue recognition

The Company recognizes revenue in accordance with generally accepted accounting principles as outlined in the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue From Contracts with Customers, which requires that five steps to evaluate revenue recognition: (i) identify the contract with the customer; (ii) identity the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price; and (v) recognize revenue when or as the entity satisfied a performance obligation.

Advertising costs

Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the three and nine months ended February 28, 2019 or February 28, 2018.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of February 28, 2019 and May 31, 2018. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash, prepaid expenses, and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

The Company did not have Level 1 – 3 estimates of fair value during the three and nine months ended February 28, 2019.

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

There are 13,636,162 additional shares issuable in connection with outstanding stock payable and convertible debts which would be considered dilutive as of February 28, 2019, as compared with 3,483,662 additional shares for the same period ended 2018. Diluted earnings (loss) per share have not been presented for the three and nine months ending February 28, 2019 and February 28, 2018, respectively, since the effect of the assumed issuances would have an anti-dilutive effect.

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

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASC 842”). The guidance requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance. Lessor accounting is similar to the current model, but updated to align with certain changes to the lessee model and the new revenue recognition standard. Existing sale-leaseback guidance, including guidance for real estate, is replaced with a new model applicable to both lessees and lessors. ASC 842 is effective for fiscal years beginning after December 15, 2018. The Company adopted ASC 842 effective June 1, 2019. The Company elected the short-term practical expedient by establishing an accounting policy to exclude leases with a term of 12 months or less. The Company doesn’t anticipate any material impact to its financial statements or disclosures.

 INFINITY DISTRIBUTION, INC.

Notes to CONDENSED Financial Statements

(UNAUDITED)

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern,  which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred net losses for the nine months ended February 28, 2019 of $2,368,335 and has an accumulated deficit of $3,228,441. In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for twelve months past the filing date.

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

NOTE 3 – LICENSING AGREEMENT – RELATED PARTY

On August 31, 2018, the Company issued 100,000 shares of Preferred Stock – Series A and 1,000,000 shares of Preferred Stock – Series B related to a license agreement with Raul Mansueto whereby the securities were exchanged for a prepaid royalties. The license agreement is granted the company that has right to use the licensed vehicle windshield cover. The license agreement is effective from January 1, 2018 until December 21, 2020. The Company’s CEO, Raul Mansueto, owns the patent rights (no. US 9,688,129 B2) of intellectual property related to vehicle windshield cover and granted the Company an exclusive license to use the patent’s intellectual property to manufacture, sell, and market such products. A total of 10 million units of the patented product will be subjected to royalty fees at a $1.00 per unit. The fair value of the shares was estimated to be $2,123,717 and was based on the value of the common stock into which it is convertible (Note 7). The Company evaluated the fair value of the royalties and the fair value of the securities and in accordance with non-cash transaction guidance, determined the fair value of the securities was the most readily determinable, and therefore recognized the fair value of the securities as executive compensation.

NOTE 4 – FIXED ASSETS

The following is a summary of fixed assets:

February 28,
2019
Furniture and equipment	$2,761
Fixed assets, total	2,761
Less: accumulated depreciation	(1,479)
Fixed assets, net	$1,282

Depreciation expense for the nine months ended February 28, 2019 and February 28, 2018 were $296 and $296, respectively.

NOTE 5 – NOTES PAYABLE

As of February 28, 2019, the balance owed to an individual was $300. The loan is due upon demand and bears 0% interest. During the nine months ended February 28, 2019 the individual loaned additional amounts totaling $800 and received repayments totaling $500.

 INFINITY DISTRIBUTION, INC.

Notes to CONDENSED Financial Statements

(UNAUDITED)

NOTE 6 – NOTES PAYABLE – RELATED PARTY

As of February 28, 2019, the balance owed to an officer, director and shareholder of the Company was $48,342. The loan is due upon demand and bears 0% interest. During the nine months ended February 28, 2019 the individual loaned additional amounts totaling $7,776 and received repayments totaling $4,384.

As of February 28, 2019, the balance owed to an officer, director and shareholder of the Company was $5,040. The loan is due upon demand and bears 0% interest. During the nine months ended February 28, 2019 the individual loaned additional amounts totaling $4,575 and received repayments totaling $2,650.

NOTE 7 – CONVERTIBLE DEBT – RELATED PARTY

On April 24, 2015, the Company executed a convertible promissory note with an officer and director for $35,000. The unsecured note bears interest at 5% per annum with principal and interest due on the earlier of March 19, 2016 or the next equity financing. The debt is convertible at a discount of 30% of the price per share of the securities sold in the next equity financing. The debt discount was valued at $10,500 and was recorded to additional paid in capital and was amortized over the life of the loan. The debt discount was fully amortized as of February 28, 2019. As of February 28, 2019 and May 31, 2018, the loan is in default.

On May 8, 2015, the Company executed a convertible promissory note with an officer and director for $35,000. The unsecured note bears interest at 5% per annum with principal and interest due on the earlier of March 19, 2016 or the next equity financing. The debt is convertible at a discount of 30% of the price per share of the securities sold in the next equity financing. The debt discount was valued at $10,500 and was recorded to additional paid in capital and was amortized over the life of the loan. The debt discount was fully amortized as of February 28, 2019. As of February 28, 2019 and May 31, 2018, the loan is in default.

On May 11, 2015, the Company executed a convertible promissory note with an officer and director for $21,500. The unsecured note bears interest at 5% per annum with principal and interest due on the earlier of March 19, 2016 or the next equity financing. The debt is convertible at a discount of 30% of the price per share of the securities sold in the next equity financing. The debt discount was valued at $6,450 and was recorded to additional paid in capital and will be amortized over the life of the loan. The debt discount was fully amortized as of February 28, 2019. As of the February 28, 2019 and May 31, 2018, the loans are in default.

Interest expense for the three and nine months ended February 28, 2019 are $1,128 and $3,422, respectively. Interest expense for the three and nine months ended February 28, 2018 were $1,128 and $3,422, respectively.

NOTE 8 – STOCKHOLDERS’ DEFICIT

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

 INFINITY DISTRIBUTION, INC.

Notes to CONDENSED Financial Statements

(UNAUDITED)

Preferred Stock

During the three months ended August 31, 2018, the Company issued 100,000 shares of preferred stock – Series A and 1,000,000 shares of preferred stock – Series B as part of the license agreement with Raul Mansueto (Note 3).

NOTE 8 – STOCKHOLDERS’ DEFICIT (CONTINUED)

Common Stock

During the three months ended August 31, 2018, the Company sold 43,333 shares of common stock at $0.15 per share for a total of $6,500. The Company cancelled the 10,000 shares that were in treasury.

During the three months ended November 30, 2018, the Company sold 70,000 shares of common stock at $0.15 per share for a total of $10,500. As of November 30, 2018, the Company has not yet issued 30,000 shares of common stock sold for cash and recorded a stock payable of $4,500. The shares were issued as of December 3, 2018.

During the three months ended February 28, 2019, the Company sold 13,334 shares of common stock $0.15 per share for a total of $2,000. As of February 28, 2019, the Company has not yet issued 6,667 shares of common stock sold for cash and recorded a stock payable of $1,000.

NOTE 9 – WARRANTS AND OPTIONS

As of February 28, 2019, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 10 – RELATED PARTY TRANSACTIONS

As of February 28, 2019, the Company had loans totaling $5,040 and accounts payable of $3,024 due to an individual who is an officer, director and shareholder.

As of February 28, 2019, the Company had loans totaling $48,342, convertible debt of $91,500 and accrued interest totaling $17,585 due to an individual who is an officer, director and shareholder. As of the date of this filing, the convertible debt is in default.

The Company had executive compensation for two officers of $69,000 for the three months ended February 28, 2019, as compared with $69,000 for the same period ended 2018. The Company had executive compensation for two officers of $2,330,717 for the nine months ended February 28, 2019, as compared with $197,500 for the same period ended 2018. As of February 28, 2019, the accrued executive compensation balance was $759,955.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to February 28, 2019, the Company sold 30,666 shares of common stock for $4,600.

Subsequent to February 28, 2019, the Company received a total of $12,374 in loans from the officers and directors of the Company. The loans are due upon demand and bear 0% interest.

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

LEASE AGREEMENT

Infinity Distribution has signed a lease agreement as of this filing and the monthly rent is approximately $583. Our address is 3311 S. Rainbow Blvd Ste. 135, Las Vegas, Nevada 89146; our phone number is 1-702-581-4063.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED FEBRUARY 28, 2019 AND 2018

During the three month period ended February 28, 2019, the Company generated total revenues of $0. During the three month period ended February 28, 2018, the Company generated total revenues of $0. In addition, the Company does not expect to generate any profit for the next twelve months.

For the three months ended February 28, 2019, we experienced a net loss of $78,827, as compared to a net loss of $83,170 for the three months ending February 28, 2018. The net loss for the three months ending February 28, 2019 was attributed to $69,000 in executive compensation, $3,872 in professional fees, $4,728 in general & administrative expenses, and $99 in depreciation as compared to $69,000 in executive compensation, $11,030 in professional fees, $1,913 in general & administrative expenses, and $99 in depreciation for the three months ending February 28, 2018. The Company reduced its professional fees during the three months ended February 28, 2019 versus the same period in 2018.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2019 AND 2018

During the nine month period ended February 28, 2019, the Company generated total revenues of $0. During the nine month period ended February 28, 2018, the Company generated total revenues of $0. In addition, the Company does not expect to generate any profit for the next twelve months.

For the nine months ended February 28, 2019, we experienced a net loss of $2,368,335, as compared to a net loss of $270,158 for the nine months ending February 28, 2018. The net loss for the nine months ending February 28, 2019 was attributed to $2,330,717 in executive compensation, $16,920 in professional fees, $10,928 in general & administrative expenses, and $296 in depreciation as compared to $197,500 in executive compensation, $56,707 in professional fees, $12,233 in general & administrative expenses, and $296 in depreciation for the nine months ending February 28, 2018. The Company reduced its general and administrative expenses and professional fees during the nine months ended February 28, 2019 versus the same period in 2018.

During the nine months ended February 28, 2019, the Company recorded impairment of their inventory of $6,052. The inventory was impaired due to slow moving items.

Revenues

The Company has generated total revenues of $0 for the three months ended February 28, 2019. As of February 28, 2019, the Company had an accumulated deficit of $3,228,441. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Plan of Operation

The Company’s plan of operation is to assist Philippine exporters to find customers for their products in the United States.

The Company is engaged in trading export and import for Food and Drug Administration (FDA) approved medical devices, processed food, and prescription drugs. Due to COVID-19 pandemic, it may resume by June 2020 as speculated. Beginning in January 2021, the Company will be engaging with a Philippine’s company to produce and sell the car windshield cover in the southeast Asian area.

As of February 28, 2019, we had $106 cash on hand. Management believes, without any additional funding or revenues, the Company does not have sufficient cash to finance its operations, for a period of twelve months, which estimate includes the additional expenses the Company will incur as a reporting company. We will apply any proceeds from future revenues to help cover our expenditures. At this time, management anticipates it will be required to seek outside funding to keep its business operational for the next twelve months.

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

Going Concern

The Company has not yet generated revenues from operations, incurred net losses for the nine months ended February 28, 2019 of $2,368,335 and has accumulated deficit of $3,228,441. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for twelve months past the filing date.  Our ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and our ability to achieve and maintain profitable operations.

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

As of February 28, 2019, we did not have any employees. We are dependent upon our two officers for our future business development. As our operations expand we anticipate the need to hire additional employees, consultants and professionals; however, the exact number is not quantifiable at this time.

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

As of February 28, 2019, the Company has 11,285,000 shares of common stock issued and outstanding. As of February 28, 2019, the Company had current assets of $106 and current liabilities of $933,162.

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

Management believes the Company will need additional resources to implement its strategic objectives in upcoming quarters.

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

Infinity Distribution Registrant

Date: May 1, 2020	/s/ Raul Mansueto
Name: Raul Mansueto
Its: Principal Executive Officer Principal Financial Officer Principal Accounting Officer

